Form 10-K
period 2023-12-31
FORRESTER RESEARCH, INC.
filed 2024-03-08
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023, was approximately $340,000,000.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2024 was 19,394,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2024 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

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

Market Overview

We believe that market dynamics — from empowered customers to the emergence of generative AI — have fundamentally changed business and technology. These dynamics continue to change stakeholder expectations.

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

Research

For more than 40 years, Forrester has been providing objective, independent and data-driven research insights utilizing both qualitative and quantitative data. We adhere to rigorous, unbiased research methodologies that are transparent and publicly available to ensure consistent research quality across markets, technologies, and geographies.

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

Launched in 2021, Forrester Decisions is a portfolio of standardized research services combining key features of Forrester Research with key features of SiriusDecisions Research. We intend to migrate our existing clients that purchase Forrester Research and SiriusDecisions Research products to the Forrester Decisions products, and as of January 1, 2023, Forrester Decisions became our only subscription research product available for most new clients. As of January 1, 2024, approximately 66% of our CV was composed of Forrester Decisions products.

Consulting

Our Consulting business includes consulting projects and advisory services. We deliver focused insights and recommendations to assist clients in developing and executing their technology and business strategies. Our consulting projects help clients with challenges addressed in our published research. Our consulting projects include conducting maturity assessments, prioritizing best practices, developing strategies, building business cases, selecting technology vendors, structuring organizations, and developing content marketing strategies and collateral, and sales tools. Consulting plays an important role in supporting our CV growth, as we have found that clients that purchase consulting projects from us renew their CV contracts at higher rates compared to clients that do not purchase consulting.

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

We hold all of our events as hybrid events, consisting of both in-person and virtual experiences that allow us to offer added attendee benefits such as on demand sessions, more networking opportunities and more content, leading to higher attendee engagement.

Sales and Marketing

We believe we have a strong alignment across our sales, marketing and product functions.

We sell our products and services through our direct sales force in various locations in North America, Europe and the Asia Pacific region. Our sales organization is organized into groups based on client size, geography, and market potential. Our Premier groups focus on our largest vendor and end user clients across the globe while our Emerging and Mid-Size Tech group focuses on small to mid-sized vendor clients. Our European and Asia Pacific groups focus on both end user and vendor clients in their respective geographies. Our International Business Development group sells our products and services through independent sales representatives in select international locations. We also have teams focused on new business, revenue development, and event sales.

We employed 601 sales personnel as of December 31, 2023 compared to 709 sales personnel employed as of December 31, 2022.

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

As of December 31, 2023, our products and services were delivered to more than 2,400 client companies. No single client company accounted for more than 4% of our 2023 revenues.

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

We track contract value as a significant business indicator. Contract value is defined as the value attributable to all of our recurring research-related contracts. Contract value is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to how much revenue has already been recognized. Contract value decreased 4% to $332.1 million at December 31, 2023 from $345.4 million at December 31, 2022.

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

Employees

Attracting, retaining, and developing the best and brightest talent around the globe is critical to the ongoing success of our company. As of December 31, 2023, we employed a total of 1,744 persons. Of these employees, 1,257 were in the United States and Canada; 282 in Europe, Middle East and Africa (“EMEA”); and 205 in the Asia Pacific region.

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

Diversity and Inclusion (D&I). We focus on attracting, hiring, and the inclusion of all backgrounds and perspectives, with the goals of improving employee retention and engagement, strengthening the quality of our research, and improving client retention and customer experience. We field regular all-employee surveys to measure our progress against our goals. In 2023, in addition to the ongoing training to equip employees to play an active role in fostering a safe, respectful, productive, and inclusive work environment, examples of our efforts with respect to D&I included:

•
introducing a new D&I Leadership Advisory Council to help accelerate our D&I goals;
•
increasing employee self-identification within human resource system profiles;
•
ensuring that our events and digital experiences are inclusive and accessible to all; and
•
our continuation of various partnerships to attract and access more talent from underrepresented groups.

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

Risk Factors Specific to our Business

A Decline in Renewals or Demand for Our Subscription-Based Research Services. Our success depends in large part upon retaining (on both a client company and dollar basis) and enriching existing subscriptions for our Research products and services, including the migration of our existing clients from our legacy Forrester Research and SiriusDecisions products into our Forrester Decisions portfolio of services. Future declines in client retention and wallet retention, or failure to generate demand for and new sales of our subscription-based products and services, including Forrester Decisions, due to competition, changes in our offerings, or otherwise, could have an adverse effect on our results of operations and financial condition.

Demand for Our Consulting Services. Consulting revenues comprised 25% of our total revenues in 2023 and 28% of our total revenues in 2022. Consulting engagements generally are project-based and non-recurring. A decline in our ability to fulfill existing or generate new consulting engagements could have an adverse effect on our results of operations and financial condition.

Our Business May be Adversely Affected by the Economic Environment. Our business is in part dependent on technology spending and is impacted by economic conditions such as inflation, slowing growth, rising interest rates, threat of recession and supply chain issues that may impact us and our customers. The economic environment may materially and adversely affect demand for our products and services. If conditions in the United States and the global economy were to lead to a decrease in technology spending, or in demand for our products and services, this could have an adverse effect on our results of operations and financial condition. Although we do not have any employees or material client relationships in Russia or Ukraine and only a limited presence in the Middle East, if the current conflicts in Ukraine and the Middle East were to escalate or spread to other regions, there may be negative effects on both the United States and the global economy that could materially and adversely affect our business.

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations. As of December 31, 2023, we have clients in approximately 76 countries and approximately 22% of our revenues come from international sales. Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions, and potential disruptions caused by foreign wars and conflicts. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients sourced by the local sales representative may not want to continue to do business with us or our new representative.

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

The Use of Generative AI in our Business and by Our Clients and Competitors Could Negatively Affect our Business and Reputation. In October of 2023, we introduced Izola, a generative AI tool that allows our clients to query our research database. We are also in the process of implementing various other generative AI initiatives within our company. While we believe that generative AI technologies offer significant opportunities, they are rapidly evolving and the integration of generative AI technologies into our and our vendors’ systems (potentially without the vendor disclosing such use to us) poses novel risks that could result in negative consequences to our business, reputation and financial results. These risks include the potential for factual errors or inaccuracies, unintentional distribution of confidential information, ethical concerns, data privacy or security risks, and risks related to intellectual property rights. In addition, third parties may be able to use generative AI to compete with and reduce demand for our products and services or may load our proprietary research into large language models in violation of our terms of use, which could reduce the value of our services and our ability to protect our intellectual property.

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

We Have Outstanding Debt Which Could Materially Restrict our Business and Adversely Affect our Financial Condition, Liquidity, and Results of Operations. In December of 2021, we entered into an amendment of our existing credit agreement to eliminate our term loan facility, increase the available amount of our revolving credit facility to $150.0 million, and extend the maturity date to December 2026 (as so amended, “the Facility”). As of December 31, 2023, we had outstanding debt of $35.0 million under the Facility (refer to Note 4 – Debt in the Notes to Consolidated Financial Statements for further information). The obligations incurred under this Facility could impair our future financial condition and operating results. In addition, the affirmative, negative, and financial covenants of the Facility could limit our future financial flexibility. A failure to comply with these covenants could result in acceleration of all amounts outstanding, which could materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those currently. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

Concentration of Ownership. Our largest stockholder is our Chairman and CEO, George F. Colony, who owns approximately 38% of our outstanding stock. This concentration of ownership enables Mr. Colony to strongly influence or effectively control matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, adoption or amendment of equity plans, and approval of significant transactions such as mergers, acquisitions, consolidations, and sales or purchases of assets. This concentration of ownership may also limit the liquidity of our stock. As a result, efforts by stockholders to change the direction, management, or ownership of Forrester may be unsuccessful, and stockholders may not be able to freely purchase and sell shares of our stock.

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

Privacy Laws. Privacy laws and regulations, and the interpretation and application of these laws and regulations, in the U.S, Europe and other countries around the world where we conduct business are sometimes inconsistent and frequently changing. This includes, but is not limited to, the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act, and the California Privacy Rights Act. Several other U.S. states have passed similar data privacy laws, most of which either went into effect in 2023 or will become effective in 2024. Compliance with these laws, or changing interpretations and application of these laws, could cause us to incur substantial costs or require us to take action in a manner that would be adverse to our business.

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

Item 1C. Cybersecurity

We recognize the importance to our business and reputation of the continuous availability of our internal and client-facing information technology systems, as well as our ability to protect both the confidential information of our clients and our own intellectual property and business information. We are committed to protecting our client and business data and information technology assets and have implemented a cybersecurity program with policies, standards, processes and practices governing the protection and control of information during its lifecycle of creation, usage, transmission, storage and disposal.

Cyber Risk Management and Strategy

We have implemented and maintain a risk management program that includes processes for the identification, assessment, management and mitigation of cybersecurity risks. This program utilizes numerous technological and human security controls, processes, and procedures to address risks including, but not limited to, those identified by threat intelligence providers, internal stakeholders, and security management programs. Our cybersecurity program is generally aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework.

Our risk management program is documented in our written Information Security Policy. We periodically update our Information Security Policy, along with other policies and procedures, to adapt to evolving business conditions and threats.

Included in our Information Security Policy is a documented incident response plan to identify, assess, manage and mitigate cybersecurity incidents. As part of our risk management program, we maintain a technology management security team, led by our Information Security Officer (ISO). Among their responsibilities, our technology management security team is responsible for conducting due diligence on software, hardware or services vendors where access to systems or data of Forrester or our clients is contemplated. The security team assesses whether these vendors have appropriate privacy and security controls and whether there are adequate contractual protections in place. We also engage external security assessment vendors from time to time to conduct penetration testing and vulnerability assessments and to report findings to management.

All new Forrester employees and contractors receive a copy of the Information Security Policy and are required to undergo information security and privacy training both as part of their onboarding and on an annual basis. We currently also maintain cybersecurity insurance covering the company and its subsidiaries.

While to date we are not aware of having experienced any material cybersecurity threats or incidents, and we do not believe that risks from such threats or incidents are reasonably likely to materially affect us, our business strategy, results of operations or financial condition, there can be no guarantee that we will not experience a successful material threat or incident. Additional information on cybersecurity risks we face can be found in “Item 1A, Risk Factors” under the heading “We face risks from network disruptions or security breaches that could damage our reputation and harm our business and operating results.”

Governance Related to Cybersecurity Risks

Our board has final oversight responsibility over cybersecurity-related matters. Our Chief Information Officer (CIO) leads the full board in interactive sessions dedicated to cybersecurity risks at least once a year. These sessions address a range of cybersecurity-related topics, such as recent developments in the threat environment, the status of ongoing information security program initiatives, and cybersecurity strategy. In addition, the audit committee assists the board in fulfilling its oversight responsibilities with respect to policies relating to risk assessment and management, including the management of risks arising from cybersecurity threats. The audit committee is responsible for reporting findings related to its review of these matters to the board.

With respect to management, our CIO, who reports directly to our chief executive officer, has over 20 years of experience with our company, including more than 10 years serving in technology-based leadership roles. Our VP, Infrastructure, Operations & Security, who reports directly to the CIO, serves as our ISO and has extensive cybersecurity experience gained from over 20 years serving in security-related roles for the Company. Our ISO, together with our technology management security team, is responsible for developing, maintaining and enhancing systems and processes necessary to protect confidential information from loss, theft, and unauthorized access or use. This team also monitors the systems and networks to detect unauthorized activity or access, responding to any such unauthorized attempts to mitigate loss or to ensure the cessation of all unauthorized access to data. If an incident is identified, this team reports such events to the CIO, who will then, as appropriate, advise the chief executive officer, chief legal officer and other management, as well as others, potentially including law enforcement or clients. We have also established a Risk Committee consisting of members of our finance, legal and technology management departments whose duties include assessing the materiality of any identified incidents to help ensure compliance with the SEC's cybersecurity incident disclosure rules.

Item 2. Properties

Our corporate headquarters building is comprised of approximately 190,000 square feet of office space in Cambridge, Massachusetts, substantially all of which is currently occupied by the Company. This facility accommodates research, marketing, sales, consulting, technology, and operations personnel. The lease term of this facility expires February 28, 2027.

We also rent office space in San Francisco, New York City, McLean (VA), Norwalk (CT), London, New Delhi, Singapore, and Sydney. In addition, we lease office space on a relatively short-term basis in various other locations in North America, Europe, and Asia.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR”. We did not declare or pay any dividends during the years ended December 31, 2022 and 2023. The actual declaration of any potential future dividends, and the establishment of the per share amount and payment dates for any such future dividends, are subject to the discretion of the Board of Directors.

As of March 4, 2024 there were approximately 25 stockholders of record of our common stock. On March 4, 2024 the closing price of our common stock was $19.55 per share.

As of December 31, 2023, our Board of Directors authorized an aggregate $585.0 million to purchase common stock under our stock repurchase program. As of December 31, 2023, we had repurchased approximately 17.1 million shares of common stock at an aggregate cost of $514.1 million.

During the quarter ended December 31, 2023, we did not purchase any shares of our common stock under the stock repurchase program.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on our equity compensation plans.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2018 through December 31, 2023 with the cumulative return during the same period for the Russell 2000 and the S&P 600 Small Cap Information Technology Index, and assumes that the dividends, if any, were reinvested.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive revenues from subscriptions to our Research products and services, licensing electronic “reprints” of our Research, performing consulting projects and advisory services, and hosting events. We offer contracts for our Research products as either multi-year contracts or annual contracts, which are typically payable in advance on an annual basis. Subscription products are recognized as revenue over the term of the contract. Accordingly, a substantial portion of our billings are initially recorded as deferred revenue. Reprints include an obligation to deliver a customer-selected research document and certain usage data provided through an on-line platform, which represents two performance obligations. We recognize revenue for the performance obligation for the data portion of the reprint ratably over the license term. We recognize revenue for the performance obligation for the research document at the time of providing access to the document. Billings for licensing of reprints are initially recorded as deferred revenue. Clients purchase consulting projects and advisory services independently and/or to supplement their access to our subscription-based products. Consulting project revenues, which are based upon fixed-fee agreements, are recognized as the services are provided. Advisory service revenues, such as speeches and advisory days, are recognized when the service is complete or the customer receives the agreed upon deliverable. Billings attributable to consulting projects and advisory services are initially recorded as deferred revenue. Events revenues consist of ticket and sponsorship sales for a Forrester-hosted event. Billings for events are also initially recorded as deferred revenue and are recognized as revenue upon completion of each event.

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

Our key metrics focus on our contract value ("CV") products. We are focusing on CV products as these products are our most profitable products and historically our contracts for CV products have renewed at high rates (as measured by our client retention and wallet retention metrics). Our CV products make up essentially all of our research revenues, and research revenues as a percentage of total revenues increased from approximately 66% in 2022 to approximately 70% in 2023.

Effective for the fourth quarter of 2023, we made a minor modification to the calculation of CV based on the increasing percentage of multi-year contracts we are signing with clients, and to more closely align CV with the trends in the related bookings and revenue performance. Historically we have annualized the ratable revenue portion of our CV subscription products, while the entitlements included in the subscriptions (representing approximately 10% of the subscription) have been included in CV at their total value, as all entitlements in the contract were available for use during an annual period. The revised calculation annualizes the entitlements for contracts greater than one year. In addition, we update CV each year for the foreign currency rates used for internal planning purposes. We have updated our CV for our 2024 plan rates. For comparative purposes, we have recast our historical CV and Wallet Retention for both the currency rate update and the annualization of entitlements. We have included the recast CV and Wallet Retention metrics below for the period ended December 31, 2022, and we have also provided recast CV and Wallet Retention amounts dating back to the fourth quarter of 2021, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Contract value	$332.1	$345.4	$(13.3)	(4%)
Client retention	73%	74%	(1) point
Wallet retention	87%	94%	(7) points
Number of clients	2,449	2,778	(329)	(12%)

Contract value during 2023 decreased by 4% compared to 2022 due to lower enrichment of retained customers and a decrease in client count. Client retention decreased by 1 percentage point and wallet retention decreased by 7 percentage points during 2023 compared to 2022. However, client retention was consistent compared to the prior quarter and wallet retention decreased by 2 percentage points to the prior quarter. The decrease in our retention rates and number of clients from the prior year period is primarily attributable to 1) macroeconomic conditions affecting our client base including a) funding and budget pressure on our smaller technology clients and the technology industry in general, and b) the uncertain economic conditions caused by inflation, increased interest rates, geopolitical turbulence, and the threat of recession during 2023, and 2) the ongoing transition of our client base to our Forrester Decisions product platform that was launched in August 2021. As of December 31, 2023 and January 1, 2024, approximately 62% and 66%, respectively, of our overall CV was in our Forrester Decisions product platform. In the longer term, we anticipate that approximately 80% of our CV will be in our Forrester Decisions product platform. The remaining approximate 20% of CV represents non-Forrester Decisions CV products, primarily reprints. The ongoing macroeconomic conditions and product transition are anticipated to pressure our key metrics through 2024.

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

•
Revenue Recognition. We generate revenues from subscriptions to our Research products and services, licensing electronic reprints of our Research, performing consulting projects and advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when an approved contract with a customer exists, the fees, payment terms, and rights regarding the products or services to be transferred can be identified, it is probable we will collect substantially all of the consideration for the products and services expected to be provided, and we have transferred control of the products and services to the customer. We continually evaluate customers’ ability and intention to pay by reviewing factors including the customer’s payment history, our ability to mitigate credit risk, and experience selling to similarly situated customers. Although write-offs of customer receivables have not been significant during the last three years ($0.7 million, $0.7 million, and $0.3 million during 2023, 2022, and 2021, respectively), if our customers' financial condition were to deteriorate unexpectedly, we could experience a significant increase in our expense.

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

•
Goodwill, Intangible Assets, and Other Long-Lived Assets. As of December 31, 2023, we had $281.9 million of goodwill and intangible assets with finite lives recorded in our Consolidated Balance Sheets.

When acquiring a business, as of the acquisition date, we determine the estimated fair values of the assets acquired and liabilities assumed, which may include a significant amount of intangible assets and goodwill. Goodwill is required to be assessed for impairment at least annually or whenever events or circumstances indicate that there may be an impairment. An impairment assessment requires evaluating the potential impairment at the reporting unit level using either a qualitative assessment, to determine if it is more likely than not that the fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. Judgment is required in determining the use of a qualitative or quantitative assessment, as well as in determining each reporting unit’s estimated fair value as it requires us to make estimates of market conditions and operational performance, including projected financial results, discount rates, control premium, and valuation multiples for key financial metrics.

Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date to perform the annual goodwill impairment test. We completed the annual goodwill impairment testing as of November 30, 2023 utilizing a quantitative assessment to determine if the fair values of each of our reporting units was less than their respective carrying values and concluded that no impairments existed. Future events could cause us to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.

Intangible assets with finite lives as of December 31, 2023 consist of acquired customer relationships, acquired technology, and acquired trademarks and were valued according to the future cash flows they were estimated to produce or the estimated costs to replace the assets. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimated useful lives. Other long-lived assets consist primarily of operating lease right-of-use assets as described under Leases in the critical accounting policies and estimates footnote found in Note 1 - Summary of Significant Accounting Policies.

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

During 2023, we recorded $1.9 million of right-of-use asset impairments and accelerated amortization and $0.7 million of leasehold improvement impairments related to closing various offices. During 2022, we recorded $3.7 million of right-of-use asset impairments and $1.3 million of leasehold improvement impairments related to closing one floor of our offices located at 150 Spear Street, San Francisco, California.

•
Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax bases of assets and liabilities, operating loss carryforwards (from acquisitions) and U.S. capital losses (through December 31, 2021). Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance to reduce our deferred taxes to an amount we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is required in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2023 and 2022, we maintained a valuation allowance of $1.1 million and $1.0 million, respectively, primarily relating to foreign net operating loss carryforwards from an acquisition.

Results of Operations for the years ended December 31, 2023 and 2022

The following table sets forth our Consolidated Statements of Operations as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2023	2022
Revenues:
Research revenues	69.6%	65.9%
Consulting revenues	24.6	28.4
Events revenues	5.8	5.7
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	42.5	41.6
Selling and marketing	34.8	33.8
General and administrative	14.2	12.6
Depreciation	1.8	1.7
Amortization of intangible assets	2.5	2.5
Restructuring costs	2.8	1.7
Income from operations	1.4	6.1
Interest expense	(0.6)	(0.5)
Other income, net	0.5	—
Gains on investments, net	—	0.1
Income before income taxes	1.3	5.7
Income tax expense	0.7	1.6
Net income	0.6%	4.1%

2023 compared to 2022

Revenues

			Absolute	Percentage
			Increase	Increase
	2023	2022	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$480.8	$537.8	$(57.0)	(11%)
Research revenues	$334.4	$354.5	$(20.1)	(6%)
Consulting revenues	$118.2	$152.6	$(34.4)	(23%)
Events revenues	$28.2	$30.7	$(2.6)	(8%)
Revenues attributable to customers outside of the U.S.	$107.3	$111.7	$(4.4)	(4%)
Percentage of revenue attributable to customers outside of the U.S.	22%	21%	1 point

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 6% during 2023 compared to 2022 primarily due to the decrease in CV for the year, as discussed above. From a product perspective, the decrease in revenues was primarily due to a decline in revenue from our reprint product and our other smaller and discontinued products. In addition, revenue from our subscription research products was essentially consistent as revenue growth from the Forrester Decisions product was offset by declines in our legacy research products.

Consulting revenues decreased 23% during 2023 compared to 2022. The decrease in revenues was due to a decrease in delivery of both advisory and consulting services due to lower client bookings due to 1) the macroeconomic environment and 2) based on our continued focus on contract value products, our policy change to only sell consulting to contract value clients, except in limited circumstances.

Events revenues decreased 8% during 2023 compared to 2022. The decrease in revenues was primarily due to a decrease in sponsorship revenues.

Refer to the “Segment Results” section below for a discussion of revenue and expenses by segment.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$204.5	$223.8	$(19.3)	(9%)
Cost of services and fulfillment as a percentage of total revenues	43%	42%	1 point
Service and fulfillment employees (at end of period)	781	920	(139)	(15%)

Cost of services and fulfillment expenses decreased 9% in 2023 compared to 2022. The decrease was primarily due to (1) a $10.2 million decrease in professional services costs primarily due to a decrease in contractor costs, outsourced expenses, and consulting fees, (2) a $7.7 million decrease in compensation and benefit costs due to a decrease in headcount, incentive bonus costs, and benefit costs (due to the introduction of the flexible vacation and personal paid time off policy in the United States), (3) a $1.0 million decrease in facilities costs due to a decrease in the number of facilities being leased, and (4) a $0.7 million decrease in software costs. These decreases were partially offset by a $0.6 million increase in stock compensation expense.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$167.4	$181.9	$(14.6)	(8%)
Selling and marketing expenses as a percentage of total revenues	35%	34%	1 point
Selling and marketing employees (at end of period)	682	804	(122)	(15%)

Selling and marketing expenses decreased 8% in 2023 compared to 2022. The decrease was primarily due to (1) an $11.9 million decrease in compensation and benefit costs due to a decrease in commissions expense, headcount, incentive bonus costs, and benefit costs (due to the introduction of the flexible vacation and personal paid time off policy in the United States), (2) a $1.1 million decrease in professional services costs primarily due to a decrease in consulting fees and advertising costs, and (3) a $0.9 million decrease in facilities costs due to a decrease in the number of facilities being leased.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2023	2022	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$68.5	$67.7	$0.8	1%
General and administrative expenses as a percentage of total revenues	14%	13%	1 point
General and administrative employees (at end of period)	281	309	(28)	(9%)

General and administrative expenses increased 1% in 2023 compared to 2022. The increase was primarily due to (1) a $2.7 million increase in legal costs, due primarily to a legal settlement for a wage-related matter and related legal services, and (2) a $0.8 million increase in software costs. These increases were partially offset by a $1.4 million decrease in compensation and benefit costs due to a decrease in incentive bonus costs, benefit costs (due to the introduction of the flexible vacation and personal paid time off policy in the United States), and capitalized salaries for internal-use software projects.

Depreciation

The fluctuation for depreciation expense was immaterial in 2023 compared to 2022.

Amortization of Intangible Assets

Amortization expense decreased by $1.2 million in 2023 compared to 2022 primarily due to a decrease in the amortization of a trademark intangible asset. We expect amortization expense related to our intangible assets to be approximately $10.0 million for the year ending December 31, 2024.

Restructuring

In January 2023, we implemented a reduction in our workforce of approximately 4% across various geographies and functions to streamline operations. We recorded $4.3 million of severance and related costs for this action during the fourth quarter of 2022, and $0.6 million during the first quarter of 2023. We recorded a restructuring charge of $5.0 million during the fourth quarter of 2022 related to closing one floor of our offices in California, of which $3.7 million related to an impairment of a right-of-use asset and $1.3 million related to an impairment of leasehold improvements. During the first quarter of 2023, we recorded an incremental $0.4 million impairment to our California office. We also recorded a $0.6 million charge during the first quarter of 2023 for the write-off of a previously capitalized software project. In the fourth quarter of 2023, we incurred an additional impairment of $0.4 million to our California office. Essentially all of the severance and related costs for this plan were paid during 2023.

In May 2023, we implemented a reduction in our workforce of approximately 8% across various geographies and functions to better align our cost structure with our revised revenue outlook for the year, and to streamline our sales and consulting organizations to more efficiently go to market in support of driving contract value growth in the future. We recorded $7.5 million of severance and related costs for this action during the second quarter of 2023. In addition, we closed certain of our smaller offices both inside and outside the U.S. in order to reduce facility costs and better match our facilities to our hybrid work strategy. As a result of closing the offices, we recorded restructuring costs of $2.3 million, which included $1.3 million related to right-of-use asset impairments and accelerated amortization and $0.6 million related to impairments of leasehold improvements. We also incurred $0.7 million in contract termination costs. The remaining $1.3 million of the severance and related costs for this plan will be paid during 2024.

In February 2024, we implemented a reduction in force of approximately 3% of our workforce across various geographies and functions to better align our cost structure with our revenue outlook for 2024. Notification to affected persons commenced in December 2023 and was completed by the end of February 2024. Approximately $0.7 million of severance and related costs for this action were recorded during the fourth quarter of 2023. We expect a majority of the severance and related costs for this plan to be paid during 2024. See Note 15 - Subsequent Events, for additional details of this action.

Interest Expense

Interest expense consists of interest on our borrowings and in 2022 also included realized gains and losses on the related interest rate swap. Interest expense increased by $0.6 million in 2023 compared to 2022 due to an increase in the annualized interest rate on our borrowings, which was partially offset by lower average outstanding borrowings.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income, gains and losses on foreign currency, and gains and losses on foreign currency forward contracts. Other income (expense), net increased by $2.1 million in 2023 compared to 2022 primarily due to an increase in interest income due to higher interest rates in 2023.

Gains on Investments, Net

Gains on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. The fluctuation for gains on investments, net was immaterial in 2023 compared to 2022.

Income Tax Expense

			Absolute	Percentage
			Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$3.2	$8.9	$(5.7)	(64%)
Effective tax rate	51%	29%	22 points

The increase in the effective tax rate during 2023 as compared to 2022 was primarily due to 1) the impact from the decline in income before taxes to $6.3 million in 2023 from $30.7 million in 2022 and 2) increased non-deductible stock compensation due primarily to the effect from the settlement of share-based awards in 2023.

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

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2023	(In thousands, except percentages)
Research revenues	$334,396	$—	$—	$334,396
Consulting revenues	28,826	89,402	—	118,228
Events revenues	—	—	28,155	28,155
Total segment revenues	363,222	89,402	28,155	480,779
Segment expenses	(132,444)	(45,028)	(20,557)	(198,029)
Year over year revenue change	(8%)	(19%)	(8%)	(11%)
Year over year expense change	(1%)	(21%)	(6%)	(7%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2022	(In thousands)
Research revenues	$354,453	$—	$—	$354,453
Consulting revenues	41,559	111,028	—	152,587
Events revenues	—	—	30,747	30,747
Total segment revenues	396,012	111,028	30,747	537,787
Segment expenses	(133,566)	(56,889)	(21,801)	(212,256)

Research segment revenues decreased 8% during 2023 compared to 2022. Research product revenues within this segment decreased 6% primarily due to the decrease in CV for the year, as discussed above. From a product perspective, the decrease in revenue was primarily due to a decline in revenue from our reprint product and our other smaller and discontinued products. In addition, revenue from our subscription research products was essentially consistent as revenue growth from the Forrester Decisions product was offset by declines in our legacy research products. Consulting product revenues within this segment decreased 31% primarily due to decreased delivery of consulting and advisory services by our research analysts due primarily to lower client bookings for these services.

Research segment expenses decreased 1% during 2023 compared to 2022. The decrease in expenses was primarily due to a $2.0 million decrease in professional services primarily due to a decrease in contractor costs and consulting fees, partially offset by a $0.6 million increase in compensation and benefit costs primarily due to merit increases.

Consulting segment revenues decreased 19% during 2023 compared to 2022. The decrease in revenues was primarily due to a decrease in delivery of consulting services due to lower client bookings due to 1) the macroeconomic environment and 2) based on our continued focus on contract value products, we have enacted a policy of only selling consulting to contract value clients, except in limited circumstances.

Consulting segment expenses decreased 21% during 2023 compared to 2022. The decrease in expenses was primarily due to (1) a $8.4 million decrease in professional services primarily due to a decrease in contractor costs, outsourced expenses, and consulting fees and (2) a $3.3 million decrease in compensation and benefit costs primarily due to a decrease in headcount and benefit costs.

Event segment revenues decreased 8% during 2023 compared to 2022. The decrease in revenues was primarily due to a decrease in sponsorship revenues.

Event segment expenses decreased 6% during 2023 compared to 2022. The decrease in expenses was primarily due to a $1.1 million decrease in compensation and benefits costs primarily due to a decrease in headcount and benefit costs.

A detailed description and analysis of the fiscal year 2021 year-over-year changes can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted 70% of our revenues during 2023, are generally renewable and are typically payable in advance. We generated cash from operating activities of $21.7 million and $39.4 million during the years ended December 31, 2023 and 2022, respectively. The $17.8 million decrease in cash provided from operations during 2023 was primarily due to an $18.8 million decrease in net income.

During 2023, we used cash in investing activities of $36.8 million, which consisted of $31.3 million in net purchases of marketable investments and $5.5 million of purchases of property and equipment, primarily consisting of computer software. During 2022, we used cash in investing activities of $6.8 million, which consisted of $5.7 million of purchases of property and equipment, primarily consisting of computer software and equipment, and $1.4 million in net purchases of marketable investments.

During 2023, we used $18.3 million of cash from financing activities primarily due to $15.0 million of discretionary repayments of our revolving credit facility, $4.1 million for purchases of our common stock, and $2.7 million in taxes paid related to net share settlements of restricted stock units, partially offset by $3.5 million of net proceeds from the issuance of common stock under our stock-based incentive plans. During 2022, we used $38.9 million of cash from financing activities primarily due to $25.0 million of discretionary repayments of our revolving credit facility and $15.1 million for purchases of our common stock, partially offset by $1.2 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of December 31, 2023, our remaining stock repurchase authorization was approximately $70.9 million.

The Company has a credit facility that provides up to $150.0 million of revolving credit commitments. Amount outstanding under the credit facility was $35.0 million at December 31, 2023 and the facility expires in December of 2026. The credit facility permits the Company to increase the revolving credit commitments in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of December 31, 2023 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 8 years. Remaining lease payments within one year, within two to three years, within four to five years, and after five years from December 31, 2023 are $16.0 million, $26.2 million, $8.6 million, and $6.0 million, respectively.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments. See Note 13 – Certain Balance Sheet Accounts in the Notes to Consolidated Financial Statements for more information on our payables and liabilities.

As of December 31, 2023, we had cash, cash equivalents, and marketable investments of $124.5 million. This balance includes $75.8 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds.

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

As of December 31, 2023, we did not have any significant unrecognized tax benefits for uncertain tax positions.

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

Foreign Currency Exchange. On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries, including the Euro, British Pound, and other foreign currencies. During 2023, we entered into several foreign currency forward contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates and we may continue to enter into hedging agreements in the future. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations.

We incurred foreign currency exchange losses of $0.3 million, $0.2 million, and $1.4 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Interest Rate Risk. As of December 31, 2023, we had $35.0 million in total debt principal outstanding. See Note 4 — Debt in the Notes to Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

All of our debt outstanding as of December 31, 2023 was based on a floating base rate of interest, which exposes us to increases in interest rates. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates on our debt could change our annual pretax interest expense for the following 12-month period by approximately $0.1 million.

The primary objective of our investment activities is to preserve principal and maintain liquidity while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable investments in a variety of securities during the course of the year, which may include U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds. The securities, other than U.S. money market funds, are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We have the ability to hold our fixed income investments until maturity (without giving effect to any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. In addition, given the short maturities and investment grade quality of the portfolio holdings at December 31, 2023, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash and cash equivalents.

The following table provides information about our investment portfolio, excluding our money market funds, for which all of the securities are denominated in U.S. dollars. For investment securities, the table presents principal cash flows and related weighted-average interest rates by maturity date (dollars in thousands):

	Years Ended December 31,
	2024	2025
Corporate obligations	$16,037	$1,940
Federal obligations	1,993	—
Total	$18,030	$1,940
Weighted average interest rates	4.44%	2.53%

Item 8. Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2023 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Forrester Research, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Identification of Distinct Performance Obligations

As described in Note 1 to the consolidated financial statements, the Company generates all of its revenues from contracts with customers, which totaled $480.8 million for the year ended December 31, 2023. Performance obligations within a contract are identified based on the products and services promised to be transferred in the contract. When a contract includes more than one promised product or service, management must apply judgment to determine whether the promises represent multiple performance obligations or a single, combined performance obligation. This evaluation requires management to determine if the promises are both capable of being distinct, where the customer can benefit from the product or service on its own or together with other resources readily available, and are distinct within the context of the contract, where the transfer of products or services is separately identifiable from other promises in the contract. When both criteria are met, each promised product or service is accounted for as a separate performance obligation.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification of distinct performance obligations, is a critical audit matter is a high degree of auditor effort in performing procedures and evaluating evidence related to management’s identification of the distinct performance obligations.

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

March 8, 2024

We have served as the Company’s auditor since 2010.

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$72,909	$103,629
Marketable investments (Note 2)	51,580	19,688
Accounts receivable, net of allowance for expected credit losses of $574 and $560 as of December 31, 2023 and 2022, respectively (Note 1, 13)	58,999	73,345
Deferred commissions	23,207	24,559
Prepaid expenses and other current assets	9,305	14,069
Total current assets	216,000	235,290
Property and equipment, net	19,401	23,208
Operating lease right-of-use assets	39,722	49,970
Goodwill	244,257	242,149
Intangible assets, net	37,637	49,504
Other assets	7,157	8,317
Total assets	$564,174	$608,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,796	$361
Accrued expenses and other current liabilities	81,482	91,007
Deferred revenue	156,798	178,021
Total current liabilities	240,076	269,389
Long-term debt	35,000	50,000
Non-current operating lease liabilities	37,673	50,751
Other non-current liabilities (Note 13)	11,160	16,642
Total liabilities	323,909	386,782
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 24,684 and 24,367 shares as of December 31, 2023 and 2022, respectively
Outstanding - 19,248 and 19,062 shares as of December 31, 2023 and 2022, respectively	247	244
Additional paid-in capital	278,057	261,766
Retained earnings	177,681	174,631
Treasury stock - 5,437 and 5,305 shares as of December 31, 2023 and 2022, respectively	(211,149)	(207,067)
Accumulated other comprehensive loss	(4,571)	(7,918)
Total stockholders’ equity	240,265	221,656
Total liabilities and stockholders’ equity	$564,174	$608,438

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Research	$334,396	$354,453	$325,340
Consulting	118,228	152,587	156,114
Events	28,155	30,747	12,861
Total revenues	480,779	537,787	494,315
Operating expenses:
Cost of services and fulfillment	204,484	223,773	201,815
Selling and marketing	167,352	181,940	170,949
General and administrative	68,497	67,655	58,056
Depreciation	8,452	9,269	9,390
Amortization of intangible assets	11,956	13,161	15,129
Integration costs	—	—	334
Restructuring costs	13,272	9,335	—
Total operating expenses	474,013	505,133	455,673
Income from operations	6,766	32,654	38,642
Interest expense	(3,060)	(2,461)	(4,222)
Other income (expense), net	2,371	222	(1,229)
Gains on investments, net	208	309	—
Income before income taxes	6,285	30,724	33,191
Income tax expense	3,235	8,918	8,347
Net income	$3,050	$21,806	$24,844
Basic income per common share	$0.16	$1.15	$1.30
Diluted income per common share	$0.16	$1.14	$1.28
Basic weighted average common shares outstanding	19,183	18,967	19,110
Diluted weighted average common shares outstanding	19,258	19,172	19,357

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$3,050	$21,806	$24,844

Other comprehensive income (loss), net of tax:
Foreign currency translation	3,248	(4,807)	(3,083)
Net change in market value of interest rate swap	—	212	609
Net change in market value of investments	99	(134)	(25)
Other comprehensive income (loss)	3,347	(4,729)	(2,499)
Comprehensive income	$6,397	$17,077	$22,345

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$0.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders'
	Shares	Value	Capital	Earnings	Shares	Cost	Loss	Equity
Balance at December 31, 2020	23,648	$236	$230,128	$127,981	4,631	$(171,889)	$(690)	$185,766
Issuance of common stock under stock plans, including tax effects	437	5	5,787	—	—	—	—	5,792
Repurchases of common stock	—	—	—	—	396	(20,066)	—	(20,066)
Stock-based compensation expense	—	—	10,070	—	—	—	—	10,070
Net income	—	—	—	24,844	—	—	—	24,844
Net change in interest rate swap, net of tax	—	—	—	—	—	—	609	609
Net change in marketable investments, net of tax	—	—	—	—	—	—	(25)	(25)
Foreign currency translation	—	—	—	—	—	—	(3,083)	(3,083)
Balance at December 31, 2021	24,085	241	245,985	152,825	5,027	(191,955)	(3,189)	203,907
Issuance of common stock under stock plans, including tax effects	282	3	1,238	—	—	—	—	1,241
Repurchases of common stock	—	—	—	—	278	(15,112)	—	(15,112)
Stock-based compensation expense	—	—	14,543	—	—	—	—	14,543
Net income	—	—	—	21,806	—	—	—	21,806
Net change in interest rate swap, net of tax	—	—	—	—	—	—	212	212
Net change in marketable investments, net of tax	—	—	—	—	—	—	(134)	(134)
Foreign currency translation	—	—	—	—	—	—	(4,807)	(4,807)
Balance at December 31, 2022	24,367	244	261,766	174,631	5,305	(207,067)	(7,918)	221,656
Issuance of common stock under stock plans, including tax effects	317	3	805	—	—	—	—	808
Repurchases of common stock	—	—	—	—	132	(4,082)	—	(4,082)
Stock-based compensation expense	—	—	15,486	—	—	—	—	15,486
Net income	—	—	—	3,050	—	—	—	3,050
Net change in marketable investments, net of tax	—	—	—	—	—	—	99	99
Foreign currency translation	—	—	—	—	—	—	3,248	3,248
Balance at December 31, 2023	24,684	$247	$278,057	$177,681	5,437	$(211,149)	$(4,571)	$240,265

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$3,050	$21,806	$24,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,452	9,269	9,390
Impairment of property and equipment	726	1,296	—
Amortization of intangible assets	11,956	13,161	15,129
Net gains from investments	(208)	(309)	—
Deferred income taxes	(5,461)	(6,652)	(275)
Stock-based compensation	15,486	14,543	10,070
Operating lease right-of-use assets amortization and impairments	11,658	14,511	11,415
Amortization of deferred financing fees	446	443	920
Amortization of premium (discount) on investments	(300)	(3)	65
Foreign currency losses	254	239	1,439
Changes in assets and liabilities
Accounts receivable	14,715	12,835	(3,898)
Deferred commissions	1,352	5,070	(6,010)
Prepaid expenses and other current assets	6,020	4,374	(1,283)
Accounts payable	1,428	(461)	201
Accrued expenses and other liabilities	(10,644)	(6,102)	20,426
Deferred revenue	(23,279)	(31,656)	36,007
Operating lease liabilities	(13,978)	(12,939)	(11,373)
Net cash provided by operating activities	21,673	39,425	107,067
Cash flows from investing activities:
Purchases of property and equipment	(5,495)	(5,663)	(10,745)
Purchases of marketable investments	(61,068)	(28,683)	(21,607)
Proceeds from maturities of marketable investments	28,338	27,331	2,000
Proceeds from sales of marketable investments	1,453	—	1,000
Other investing activity	13	201	56
Net cash used in investing activities	(36,759)	(6,814)	(29,296)
Cash flows from financing activities:
Payments on borrowings	(15,000)	(25,000)	(34,375)
Payment of debt issuance costs	(25)	—	(494)
Repurchases of common stock	(4,082)	(15,112)	(20,066)
Proceeds from issuance of common stock under employee equity incentive plans	3,489	4,352	9,165
Taxes paid for net share settlements of stock-based compensation awards	(2,681)	(3,111)	(3,373)
Net cash used in financing activities	(18,299)	(38,871)	(49,143)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,773	(6,117)	(1,249)
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,612)	(12,377)	27,379
Cash, cash equivalents and restricted cash, beginning of year	105,654	118,031	90,652
Cash, cash equivalents and restricted cash, end of year	$75,042	$105,654	$118,031
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,596	$2,015	$3,279
Cash paid for income taxes	$10,643	$8,901	$9,815

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-K. The Company’s fiscal year is the twelve months from January 1 through December 31 and all references to 2023, 2022, and 2021 refer to the fiscal year unless otherwise noted.

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

Additionally, the Company has certain financial assets and liabilities recorded at fair value at each balance sheet date, including cash equivalents and marketable investments, in accordance with the accounting standards for fair value measurements. Refer to Note 7 – Fair Value Measurements for the Company’s fair value disclosures.

Cash, Cash Equivalents, and Marketable Investments

Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of 90 days or less to be cash equivalents, inclusive of the Company's U.S. based money market funds.

The Company’s portfolio of investments may at any time include securities of U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds based outside of the U.S. Marketable investments are classified as current assets as they are available for use in current operations. Forrester accounts for all marketable investments as available-for-sale securities and as such, the marketable investments are carried at fair value with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under the accounting standards. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. During the years ended December 31, 2023, 2022, and 2021, the Company did not record any other-than-temporary impairment losses on its available-for-sale securities.

The Company did not realize any gains or losses from the Company's available-for-sale securities during the years ended December 31, 2023, 2022, and 2021.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented in the accompanying Consolidated Statements of Cash Flows (in thousands).

	For the Year Ended December 31,
	2023	2022
Cash and cash equivalents shown in balance sheets	$72,909	$103,629
Restricted cash classified in other assets (1):	2,133	2,025
Cash, cash equivalents and restricted cash shown in statement of cash flows	$75,042	$105,654

(1)
Restricted cash consists of collateral required for leased office space. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

Concentrations of Credit Risk

Financial instruments that potentially subject Forrester to concentrations of credit risk are principally cash, cash equivalents, marketable investments, accounts receivable, and foreign currency forward exchange contracts. The Company limits its risk exposure by having its cash, cash equivalents, and foreign currency forward exchange contracts with large commercial banks and by diversifying counterparties. No single customer accounted for greater than 4% of revenues or 2% of accounts receivable in any of the periods presented.

Forrester does not have any off-balance sheet arrangements.

Business Acquisitions

Forrester accounts for business combinations in accordance with the acquisition method of accounting as prescribed by FASB ASC Topic 805, Business Combinations. The acquisition method of accounting requires the Company to record the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess of the consideration transferred over the estimated fair value of the net assets acquired, including identifiable intangible assets, to be recorded to goodwill. The Company did not consummate a business combination during the years ended December 31, 2023, 2022, and 2021.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. Goodwill is not amortized; however, it is required to be tested for impairment annually, which requires assessment of the potential impairment at the reporting unit level. Reporting units are determined based on the components of the Company's operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. Testing for impairment is also required on an interim basis if an event or circumstance indicates it is more likely than not an impairment loss has been incurred. When performing an impairment assessment, the Company either uses a qualitative assessment, to determine if it is more likely than not that the estimated fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. An impairment of goodwill is recognized to the extent that the carrying amount of a reporting unit exceeds its estimated fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30th as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2023, 2022 and 2021.

Impairment of Other Long-Lived Tangible and Intangible Assets

Other long-lived assets primarily consist of property and equipment, operating lease right-of-use assets, and intangible assets. The Company periodically evaluates the recoverability of other long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset group are evaluated in relation to the future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recorded $2.6 million and $5.0 million of long-lived asset impairment charges during 2023 and 2022, respectively (refer to Note 5 – Leases). No impairment charges were recorded during 2021.

Non-Current Liabilities

The Company records deferred tax liabilities and other liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities.

Foreign Currency

The functional currency of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income (expense), net in the Consolidated Statements of Operations. Forrester recorded $0.3 million, $0.2 million, and $1.4 million of foreign exchange losses during 2023, 2022, and 2021, respectively.

Revenue

The Company generates all of its revenues from contracts with customers, which totaled $480.8 million for the year ended December 31, 2023.

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

Research revenues

The majority of research revenues are subscriptions to our research, including access to a designated portion of our research and, depending on the type of license, unlimited analyst inquiry or guidance sessions, an executive coach or advisor, peer offerings, and unlimited participation in Forrester webinars, all of which are delivered throughout the contract period. The Company has concluded that these promises represent a stand ready obligation to provide a daily information service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these subscriptions meet the requirements of the series guidance and are each accounted for as a single performance obligation. The Company recognizes revenue ratably over the contract term, using an output measure of time elapsed. Certain of the research products include advisory services and/or an event ticket, which are accounted for as a separate performance obligation and are recognized at the point in time the service is completed, the final deliverable is transferred to the customer, or the event occurs. Research revenues also include sales of electronic reprints, which are written research documents prepared by Forrester’s analysts and hosted via an on-line platform. Reprints include a promise to deliver a customer-selected research document and certain usage data provided through the on-line platform, which represents two performance obligations. The Company satisfies the performance obligation for the research document by providing access to the electronic reprint and accordingly recognizes revenue at that point in time. The Company satisfies the performance obligation for the data portion of the reprint on a daily basis and accordingly recognizes revenue over time.

Consulting revenues

Consulting revenues consist of consulting projects and advisory services. Consulting project revenues consist of the delivery of focused insights and recommendations to assist clients in developing and executing their technology and business strategies. Projects are fixed-fee arrangements that are generally completed over two weeks to three months. The Company has concluded that each project represents a single performance obligation as each is a single promise to deliver a customized engagement and deliverable. For the majority of these services, either practically or contractually, the work performed and delivered to the customer has no alternative use to the Company. Additionally, Forrester maintains an enforceable right to payment at all times throughout the contract. The Company utilizes an input method and recognizes revenue over time, based on hours expended relative to the total estimated hours required to satisfy the performance obligation. The input method closely aligns with how control of interim deliverables is transferred to the customer throughout the engagement and is also the method used internally to price the project and assess operational performance. If the Company were to enter into an agreement where it does not have an enforceable right to payment at all times, revenue would be recognized at the point in time the project is completed. Certain of our content marketing consulting projects contain a second performance obligation for access to interactive tools over a specified license period, typically 12 or 24 months. The Company recognizes revenue for this performance obligation ratably over the license period.

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

Contract modifications

Consulting contracts are occasionally modified to update the scope of the services purchased. Since a consulting project is a single performance obligation that is only partially satisfied at the modification date, the updated project requirements are not distinct and the modification is accounted for as part of the existing contract. The effect of the modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either an increase or decrease) on a cumulative catch-up basis. For the year ended December 31, 2023, the Company recorded an immaterial amount of cumulative catch-up adjustments.

Refer to Note 12 – Operating Segment and Enterprise Wide Reporting for a summary of disaggregated revenue by geographic region.

Contract Assets and Liabilities

Accounts receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company's invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of December 31, 2023.

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

During the years ended December 31, 2023 and 2022, the Company recognized approximately $166.3 million and $189.2 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $385.6 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of December 31, 2023.

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

Amortization of the expense related to deferred commissions was $39.8 million, $45.9 million, and $43.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is recorded in selling and marketing expenses in the Consolidated Statements of Operations. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during 2023, 2022, or 2021.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2023, 2022, and 2021 was $1.7 million, $2.3 million, and $2.1 million, respectively. These expenses consisted primarily of online marketing and are included in selling and marketing expense in the Consolidated Statements of Operations.

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

Stock-based compensation expense was recorded in the following expense categories (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of services and fulfillment	$9,068	$8,435	$6,057
Selling and marketing	2,943	2,774	1,698
General and administrative	3,475	3,334	2,315
Total	$15,486	$14,543	$10,070

The options granted under the equity incentive plan and shares subject to the employee stock purchase plan were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (no options were granted in 2022 or 2021):

	Years Ended December 31,
	2023		2022	2021
	Equity Incentive Plans	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Employee Stock Purchase Plan
Average risk-free interest rate	4.27%	5.51%	3.71%	0.05%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	4.75 Years	0.5 Years	0.5 Years	0.5 Years
Expected volatility	43%	35%	33%	30%
Weighted average fair value	$14.24	$7.90	$10.22	$11.20

Expected volatility is based on the historical volatility of Forrester’s common stock as well as management’s expectations of future volatility over the expected term of the awards granted. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rate with an equivalent remaining term. The expected term calculation is based upon the option period of the employee stock purchase plan, and for options, it is based upon Forrester's historical experience of exercise patterns.

The unamortized fair value of stock-based awards as of December 31, 2023 was $27.7 million with a weighted average remaining recognition period of 2.5 years.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Basic weighted average common shares outstanding	19,183	18,967	19,110
Weighted average common equivalent shares	75	205	247
Diluted weighted average common shares outstanding	19,258	19,172	19,357
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	730	210	3

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard enhances the disclosures of reportable segment information, primarily in regards to significant segment expenses. The new standard will be effective for the Company for the annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard enhances income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The new standard will be effective for the Company on January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements.

Note 2 – Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$18,049	$—	$(72)	$17,977
Federal agency obligations	2,000	—	(7)	1,993
Money market funds	31,610	—	—	31,610
Total	$51,659	$—	$(79)	$51,580

	As of December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$17,900	$8	$(205)	$17,703
Federal agency obligations	1,999	—	(14)	1,985
Total	$19,899	$8	$(219)	$19,688

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. There were no realized gains or losses on marketable investments during the years ended December 31, 2023, 2022, and 2021.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of December 31, 2023 (in thousands):

	2024	2025	Total
Corporate obligations	$16,037	$1,940	$17,977
Federal agency obligations	1,993	—	1,993
Money market funds	31,610	—	31,610
Total	$49,640	$1,940	$51,580

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2023
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$13,098	$8	$4,879	$64
Federal agency obligations	—	—	1,993	7
Total	$13,098	$8	$6,872	$71

	As of December 31, 2022
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$9,619	$139	$8,084	$66
Federal agency obligations	1,985	14	—	—
Total	$11,604	$153	$8,084	$66

Note 3 – Goodwill and Other Intangible Assets

A summary of goodwill by segment and the changes in the carrying amount of goodwill is shown in the following table (in thousands):

	Research Segment	Consulting Segment	Total
Balance at December 31, 2021	$236,770	$8,224	$244,994
Foreign currency translation adjustments	(2,750)	(95)	(2,845)
Balance at December 31, 2022	234,020	8,129	242,149
Foreign currency translation adjustments	2,038	70	2,108
Balance at December 31, 2023	$236,058	$8,199	$244,257

The Company performed its annual impairment test as of November 30, 2023 utilizing a quantitative assessment to determine if the fair values of each of its reporting units was less than their respective carrying values, and concluded that no impairments existed.

As of December 31, 2023, the Company had no accumulated goodwill impairment losses and the Consulting reporting unit had a negative carrying value.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,640	$42,091	$35,549
Technology	16,524	15,950	574
Trademarks	12,519	11,005	1,514
Total	$106,683	$69,046	$37,637

	December 31, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,786	$33,805	$43,981
Technology	16,803	14,696	2,107
Trademarks	12,472	9,056	3,416
Total	$107,061	$57,557	$49,504

Amortization expense related to intangible assets was approximately $12.0 million, $13.2 million, and $15.1 million during the years ended December 31, 2023, 2022, and 2021, respectively. Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2024	$9,955
2025	8,881
2026	8,396
2027	8,324
2028	2,081
Total	$37,637

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

The Existing Credit Agreement was amended to, among other things, (a) increase the aggregate principal amount of revolving credit commitments (the "Revolving Credit Facility") from $75.0 million to $150.0 million and eliminate the existing term loan facility, (b) extend the scheduled maturity date of the revolving credit commitments to December of 2026, (c) reduce the applicable margin with respect to revolving loans to, at Forrester’s option, (i) between 1.25% and 1.75% per annum for loans based on LIBOR and (ii) between 0.25% and 0.75% per annum for loans based on the applicable base rate, in each case, based on Forrester’s consolidated total leverage ratio, (d) reduce the commitment fee applicable to undrawn revolving credit commitments to between 0.30% and 0.20% per annum based on the Company's consolidated total leverage ratio, (e) replace the minimum fixed charge coverage ratio financial covenant under the Existing Credit Agreement with a minimum consolidated interest coverage ratio of 3.50:1.00, and (f) include a covenant limiting the amount of capital expenditures made by the Company in each fiscal year.

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

The Amended Credit Agreement provides that once LIBOR ceases to exist in 2023, the benchmark rate for the Revolving Credit Facility will automatically transfer from LIBOR to the Secured Overnight Financing Rate (SOFR). In April 2023, the Company

executed a second amendment to the credit facility to facilitate the conversion from LIBOR to SOFR and to set the base interest rate at SOFR plus 10 basis points.

Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of December 31, 2023, $0.6 million in letters of credit were issued under the Revolving Credit Facility.

The Company incurred $0.5 million in costs related to the issuance of the Revolving Credit Facility under the Amended Credit Agreement, which are included in other assets in the Consolidated Balance Sheets. These costs are being amortized on a straight-line basis over the five-year term of the Revolving Credit Facility and are included in interest expense in the Consolidated Statements of Operations. The Amended Credit Agreement was accounted for as a debt modification and thus no existing debt issuance costs were written off to interest expense as a result of the modification.

Existing Credit Agreement

Prior to December 21, 2021, the Company had a credit facility that provided for a $125.0 million Term Loan A facility and a $75.0 million Revolving Credit Facility. The term loan amounts outstanding under the Existing Credit Agreement were repaid when the Company entered into the Amended Credit Agreement on December 21, 2021.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	December 31, 2023	December 31, 2022
Revolving credit facility (1) (2) (3)	$35,000	$50,000

(1)
The contractual annualized interest rate as of December 31, 2023 on the Revolving Credit Facility was 6.70596%.
(2)
The Company had $114.4 million of available borrowing capacity on the Revolving Credit Facility (not including the expansion feature) as of December 31, 2023.
(3)
The weighted average annual effective rate on the Company's total debt outstanding for the years ended December 31, 2023 and 2022 was 6.3% and 2.9%, respectively.

The Amended Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of December 31, 2023. The Facility also contains customary events of default, representations, and warranties.

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

Note 5 – Leases

The components of lease expense were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost	$12,671	$14,284	$15,527
Short-term lease cost	981	754	439
Variable lease cost	4,394	5,416	5,582
Sublease income	(521)	(746)	(549)
Total lease cost	$17,525	$19,708	$20,999

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$13,839	$12,939
Operating ROU assets obtained in exchange for lease obligations	$1,110	$323
Weighted-average remaining lease term - operating leases (years)	4.3	5.1
Weighted-average discount rate - operating leases	4.3%	4.3%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of December 31, 2023 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2024	$16,001	$624
2025	13,899	—
2026	12,344	—
2027	5,724	—
2028	2,889	—
Thereafter	6,049	—
Total lease payments	56,906	$624
Less imputed interest	(5,052)
Present value of lease liabilities	$51,854

Lease balances are as follows (in thousands):

As of
December 31, 2023
Operating lease ROU assets	$39,722

Short-term operating lease liabilities (1)	$14,181
Non-current operating lease liabilities	37,673
Total operating lease liabilities	$51,854
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

During the year ended December 31, 2023, the Company recorded $1.9 million of ROU asset impairments and accelerated amortization and $0.7 million of leasehold improvements impairments related to closing various offices. During the year ended December 31, 2022, the Company recorded $3.7 million of ROU asset impairments and $1.3 million of leasehold improvement impairments related to closing one floor of its offices located at 150 Spear Street, San Francisco, California. The space had been vacant prior to the Company electing to permanently reduce its office space. The impairments and accelerated amortization are included in restructuring costs in the Consolidated Statements of Operations. The leasehold improvements were originally recorded in property and equipment, net in the Consolidated Balance Sheets. As a result of the impairments, the ROU asset and leasehold improvements were required to be recorded at their estimated fair value as Level 3 non-financial assets. The fair value of the asset group was determined using a discounted cash flow model, which required the use of estimates, including projected cash flows for the related assets, the selection of a discount rate used in the model, and regional real estate industry data. The fair value of the asset group was allocated to the ROU asset and leasehold improvements based on their relative carrying values.

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

During 2023, the Company entered into twelve foreign currency forward exchange contracts, all of which settled by December 31, 2023. Accordingly, as of December 31, 2023, there are no amounts recorded in the Consolidated Balance Sheets. During 2022, the Company entered into ten foreign currency forward exchange contracts, all of which settled by December 31, 2022. Accordingly, as of December 31, 2022, there are no amounts recorded in the Consolidated Balance Sheets. During 2021, the Company entered into seven foreign currency forward exchange contracts, all of which settled by December 31, 2021.

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

	For the Year Ended December 31,
Amount recorded in:	2023	2022	2021
Interest expense (1)	$—	$(103)	$(807)
Other income (expense), net (2)	(13)	(194)	(90)
Total	$(13)	$(297)	$(897)
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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$55,128	$—	$55,128
Marketable investments (3)	—	19,970	19,970
Total Assets	$55,128	$19,970	$75,098

	As of December 31, 2022
	Level 1	Level 2	Total
Assets:
Money market funds (2)	$5,800	$—	$5,800
Marketable investments (3)	—	19,688	19,688
Total Assets	$5,800	$19,688	$25,488
(1)
U.S. based funds of $23.5 million are included in cash and cash equivalents and non-U.S. based funds of $31.6 million included in marketable investments in the Consolidated Balance Sheets.
(2)
Represents U.S. based funds and are included in cash and cash equivalents in the Consolidated Balance Sheets.
(3)
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

During the years ended December 31, 2023 and 2022, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets and liabilities.

Note 8 – Income Taxes

Income before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic	$(4,058)	$16,552	$22,424
Foreign	10,343	14,172	10,767
Total	$6,285	$30,724	$33,191

The components of the income tax expense are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$3,867	$9,349	$4,203
State	1,922	3,819	2,272
Foreign	2,907	2,402	2,147
Total current	8,696	15,570	8,622
Deferred:
Federal	(3,872)	(5,513)	334
State	(1,597)	(1,788)	(663)
Foreign	8	649	54
Total deferred	(5,461)	(6,652)	(275)
Income tax expense	$3,235	$8,918	$8,347

A reconciliation of the federal statutory rate to Forrester’s effective tax rate is as follows:

	Years Ended December 31,
	2023	2022	2021
Income tax provision at federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	8.1	5.2	3.8
Foreign tax rate differential	2.7	(0.5)	(0.4)
Stock compensation	17.5	0.9	(0.4)
Withholding taxes	6.2	1.7	1.3
Non-deductible expenses	8.1	1.5	—
Permanent differences	(1.7)	(0.3)	(0.3)
Change in valuation allowance	0.5	1.0	—
Foreign subsidiary income subject to U.S. tax	1.2	1.3	0.2
Foreign-derived intangible income benefit	(3.8)	(0.7)	(0.7)
Change in tax legislation	(8.1)	(1.6)	(0.3)
Foreign exchange gain on previously taxed earnings and profits	1.6	—	—
Other, net	(1.8)	(0.5)	0.9
Effective tax rate	51.5%	29.0%	25.1%

The increase in the effective tax rate during 2023 as compared to 2022 was primarily due to 1) the impact from the decline in income before taxes to $6.3 million in 2023 from $30.7 million in 2022 and 2) increased non-deductible stock compensation due primarily to the effect from the settlement of share-based awards in 2023.

The components of deferred income taxes are as follows (in thousands):

	As of December 31,
	2023	2022
Non-deductible reserves and accruals	$3,077	$2,736
Net operating loss and other carryforwards	6,262	6,215
Stock compensation	2,676	2,051
Depreciation and amortization	435	—
Lease liability	12,276	17,715
Gross deferred tax asset	24,726	28,717
Less - valuation allowance	(1,065)	(989)
Sub-total	23,661	27,728
Other liabilities	(733)	(807)
Depreciation and amortization	—	(1,023)
Goodwill and intangible assets	(15,181)	(18,648)
Operating lease right-of-use assets	(9,163)	(13,705)
Deferred commissions	(6,545)	(6,913)
Net deferred tax liability	$(7,961)	$(13,368)

As of December 31, 2023 and 2022, long-term net deferred tax assets were $0.7 million and $0.8 million, respectively, and are included in other assets in the Consolidated Balance Sheets. Long-term net deferred tax liabilities were $8.7 million and $14.1 million at December 31, 2023 and 2022, respectively, and are included in non-current liabilities in the Consolidated Balance Sheets.

As of December 31, 2023, the Company has fully utilized its U.S. federal net operating loss carryforwards.

The Company has foreign net operating loss carryforwards of approximately $18.1 million, which can be carried forward indefinitely. Approximately $3.2 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom.

As of December 31, 2023, the Company has no U.S. federal and state capital loss carryforwards.

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

As of December 31, 2023 and 2022, the Company maintained a valuation allowance of approximately $1.1 million and $1.0 million, respectively, primarily relating to foreign net operating loss carryforwards from an acquisition, and as of December 31, 2021, also from U.S. capital losses from the Company’s investment in technology-related private equity funds.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Deferred tax valuation allowance at January 1	$989	$1,114	$1,237
Additions	39	106	—
Deductions	—	(336)	(108)
Change in tax legislation	(4)	186	—
Translation adjustments	41	(81)	(15)
Deferred tax valuation allowance at December 31	$1,065	$989	$1,114

The Company will generally be free of additional U.S. federal tax consequences on additional unremitted foreign earnings that have been subject to U.S. tax primarily through GILTI or would be eligible for a dividends received deduction for earnings distributed after January 1, 2018. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest all of its unremitted earnings of $30.1 million, as well as the capital in these subsidiaries, indefinitely outside of the U.S. unless there are opportunities in the future to repatriate in a tax efficient manner. The Company does not expect to incur any material, additional taxes related to such amounts.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Unrecognized tax benefits at January 1	$—	$5	$28
Reductions for tax positions of prior years	—	(4)	(24)
Translation adjustments	—	(1)	1
Unrecognized tax benefits at December 31	$—	$—	$5

As of December 31, 2023, the Company had no unrecognized tax benefits. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and such amounts were not significant in the years ended December 31, 2023, 2022, and 2021. Accrued interest and penalties were insignificant at December 31, 2023, 2022, and 2021.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local, and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2016, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany, and Switzerland. As of December 31, 2023, the Company has no jurisdictions under audit.

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

Treasury Stock

As of December 31, 2023, Forrester’s Board of Directors has authorized an aggregate $585.0 million to purchase common stock under the Company’s stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2023, the Company had repurchased approximately 17.1 million shares of common stock at an aggregate cost of $514.1 million.

Dividends

The Company does not currently pay cash dividends on its common stock.

Equity Plans

The Company maintains the Forrester Research, Inc. Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”), as most recently amended and restated by our stockholders in May 2023. The amendment and restatement resulted in (1) extending the term of the plan for an additional 10 years until May 2033, (2) increasing the number of shares issuable under the plan by 3,500,000 shares, and (3) establishing a maximum amount of awards issuable under the plan to the Company’s non-employee directors.

The Equity Incentive Plan provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 9,930,000 shares authorized in the plan plus the number of unused shares from prior plan (not to exceed 2,500,000 shares). Under the terms of the Equity Incentive Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options and RSUs generally vest annually over four years and options expire after 10 years. No future awards can be granted or issued under prior plans and there is a maximum amount of awards issuable under the plan to the Company’s non-employee Directors. RSUs granted to non-employee directors vest quarterly over one year. Options and RSUs granted under the Equity Incentive Plan immediately vest upon certain events, as described in the plan. As of December 31, 2023, approximately 4.2 million shares were available for future grant of awards under the Equity Incentive Plan.

As of December 31, 2023, no options remain outstanding under prior plans.

Restricted Stock Units

Restricted stock units represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met. RSUs are valued on the date of grant based upon the value of the Company’s stock on the date of grant less the present value of dividends expected to be paid during the requisite service period, if any. Shares of Forrester’s common stock are delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2023, 2022, and 2021 was $32.82, $50.37, and $46.64, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $8.8 million, $10.8 million, and $11.5 million during 2023, 2022, and 2021, respectively.

RSU activity for the year ended December 31, 2023 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2022	682	$46.28
Granted	695	32.82
Vested	(271)	44.95
Forfeited	(107)	42.72
Unvested at December 31, 2023	999	$37.66

Stock Options

Stock option activity for the year ended December 31, 2023 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2022	89	$35.58
Granted	144	$33.04
Exercised	(3)	34.37
Forfeited	(29)	34.54
Outstanding at December 31, 2023	201	$33.93	6.35	$—
Exercisable at December 31, 2023	73	$35.51	1.37	$—
Vested and expected to vest at December 31, 2023	201	$33.93	6.35	$—

The total intrinsic value of options exercised during 2023, 2022, and 2021 was $6 thousand, $0.3 million, and $2.2 million, respectively.

Employee Stock Purchase Plan

In May 2022, stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Employee Stock Purchase Plan, which provided for an additional 600,000 shares of common stock, par value $0.01 per share, to be granted under the plan. The Company's Third Amended and Restated Employee Stock Purchase Plan (the "Stock Purchase Plan"), provides for the issuance of up to 0.8 million shares of common stock and as of December 31, 2023, approximately 0.6 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: (1) 85% of the closing price of the common stock on the day that the purchase period commences, or (2) 85% of the closing price of the common stock on the day that the purchase period terminates.

Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
February 28, 2023	63	$27.96
August 31, 2023	63	$26.04
February 28, 2022	41	$40.50
August 31, 2022	54	$35.35

Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (in thousands):

	Marketable Investments	Interest Rate Swap	Translation Adjustment	Total AOCL
Balance at December 31, 2020	$—	$(821)	$131	$(690)
Foreign currency translation (1)	—	—	(3,083)	(3,083)
Unrealized gain (loss) before reclassification, net of tax of $(6)	(25)	29	—	4
Reclassification to income, net of tax of $(227) (2)	—	580	—	580
Balance at December 31, 2021	(25)	(212)	(2,952)	(3,189)
Foreign currency translation (1)	—	—	(4,807)	(4,807)
Unrealized gain (loss) before reclassification, net of tax of $(10)	(134)	137	—	3
Reclassification to income, net of tax of $(28) (2)	—	75	—	75
Balance at December 31, 2022	(159)	—	(7,759)	(7,918)
Foreign currency translation (1)	—	—	3,248	3,248
Unrealized gain, net of tax of $(33)	99	—	—	99
Balance at December 31, 2023	$(60)	$—	$(4,511)	$(4,571)
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

Note 10 – Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $7.8 million, $8.2 million, $6.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 11 – Restructuring

In January 2023, the Company implemented a reduction in its workforce of approximately 4% across various geographies and functions to streamline operations. The Company recorded $4.3 million of severance and related costs for this action during the fourth quarter of 2022, and $0.6 million during the first quarter of 2023. The Company also recorded a restructuring charge of $5.0 million during the fourth quarter of 2022 related to closing one floor of its offices located at 150 Spear Street, San Francisco, California, of which $3.7 million related to an impairment of a right-of-use asset and $1.3 million related to an impairment of leasehold improvements. In the first quarter of 2023, the Company recorded an incremental $0.4 million impairment to its California office and a $0.6 million charge for the write-off of a previously capitalized software project. In the fourth quarter of 2023, the Company also recorded an additional impairment of $0.4 million to its California office. Essentially all of the severance and related costs for this plan was paid during 2023.

The following table rolls forward the activity in the restructuring accrual for the January 2023 action for the year ended December 31, 2023 (in thousands):

Accrual at December 31, 2022	$4,360
Additional restructuring and related costs	1,923
Non-cash charge (included above)	(1,360)
Cash payments	(4,875)
Accrual at December 31, 2023	$48

In May 2023, the Company implemented a reduction in its workforce of approximately 8% across various geographies and functions to better align its cost structure and to streamline its sales and consulting organizations. The Company recorded $7.5 million of severance and related costs for this action during the second quarter of 2023. In addition, the Company closed certain of its smaller offices both inside and outside the U.S. in order to reduce facility costs and better match its facilities to its hybrid work strategy. As a result of closing the offices, the Company recorded restructuring costs of $2.3 million, which included $1.3 million related to right-of-use asset impairments and accelerated amortization and $0.6 million related to impairments of leasehold improvements. In addition, the Company incurred $0.7 million in contract termination costs. The remaining $1.3 million of severance and related costs for this plan will be paid during 2024.

The following table rolls forward the activity in the restructuring accrual for the May 2023 action for the year ended December 31, 2023 (in thousands):

Accrual at December 31, 2022	$—
Additional restructuring and related costs	10,618
Non-cash charge (included above)	(2,253)
Non-cash lease settlement gain (included above)	139
Cash payments	(7,222)
Accrual at December 31, 2023	$1,282

In February 2024, the Company implemented a reduction in force of approximately 3% of its workforce across various geographies and functions to better align its cost structure with the revenue outlook for the year. Notification to affected persons commenced in December 2023 and was completed by the end of February 2024. Approximately $0.7 million of severance and related costs for this action were recorded during the fourth quarter of 2023. See Note 15 - Subsequent Events, for additional details of this action.

Note 12 – Operating Segment and Enterprise Wide Reporting

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

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2023
Research revenues	$334,396	$—	$—	$334,396
Consulting revenues	28,826	89,402	—	118,228
Events revenues	—	—	28,155	28,155
Total segment revenues	363,222	89,402	28,155	480,779
Segment expenses	(132,444)	(45,028)	(20,557)	(198,029)
Selling, marketing, administrative and other expenses				(250,756)
Amortization of intangible assets				(11,956)
Restructuring costs				(13,272)
Interest expense, other income, and gains on investments				(481)
Income before income taxes				$6,285

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2022
Research revenues	$354,453	$—	$—	$354,453
Consulting revenues	41,559	111,028	—	152,587
Events revenues	—	—	30,747	30,747
Total segment revenues	396,012	111,028	30,747	537,787
Segment expenses	(133,566)	(56,889)	(21,801)	(212,256)
Selling, marketing, administrative and other expenses				(270,381)
Amortization of intangible assets				(13,161)
Restructuring costs				(9,335)
Interest expense, other income, and gains on investments				(1,930)
Income before income taxes				$30,724

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2021
Research revenues	$325,340	$—	$—	$325,340
Consulting revenues	47,247	108,867	—	156,114
Events revenues	—	—	12,861	12,861
Total segment revenues	372,587	108,867	12,861	494,315
Segment expenses	(118,155)	(51,770)	(12,709)	(182,634)
Selling, marketing, administrative and other expenses				(257,576)
Amortization of intangible assets				(15,129)
Integration costs				(334)
Interest expense, other expense, and gains on investments				(5,451)
Income before income taxes				$33,191

Net long-lived tangible assets by location as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
United States	$48,001	$60,631
United Kingdom	8,194	8,678
Europe (excluding United Kingdom)	186	319
Asia Pacific	2,742	3,550
Total	$59,123	$73,178

Revenues by geographic destination, based on the location products and services are consumed, and as a percentage of total revenues for the years ended December 31, 2023, 2022, and 2021 are as follows (dollars in thousands):

	2023	2022	2021
United States	$373,483	$426,041	$381,662
Europe (excluding United Kingdom)	37,912	36,664	41,264
United Kingdom	21,311	20,079	21,913
Canada	16,416	20,759	17,213
Asia Pacific	23,604	26,548	26,768
Other	8,053	7,696	5,495
Total	$480,779	$537,787	$494,315

	2023	2022	2021
United States	78%	79%	77%
Europe (excluding United Kingdom)	8	7	9
United Kingdom	4	4	5
Canada	3	4	3
Asia Pacific	5	5	5
Other	2	1	1
Total	100%	100%	100%

Note 13 – Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2023 and 2022 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2023	2022
Computers and equipment	$10,128	$14,303
Computer software	34,641	34,903
Furniture and fixtures	9,188	9,745
Leasehold improvements	29,506	30,285
Total property and equipment	83,463	89,236
Less accumulated depreciation	(64,062)	(66,028)
Total property and equipment, net	$19,401	$23,208

The Company incurs costs to develop or obtain internal use computer software used for its operations, and certain of these costs meeting the criteria in ASC 350 – Internal Use Software are capitalized and amortized over their useful lives. The entire balance in the computer software category above consists of these costs. Amortization of capitalized internal-use software costs totaled $4.7 million, $4.8 million, and $4.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in depreciation expense in the Consolidated Statements of Operations.

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2023 and 2022 consist of the following (in thousands):

	2023	2022
Payroll and related benefits	$43,426	$53,581
Taxes	4,680	5,823
Lease liability	14,181	13,632
Other	19,195	17,971
Total	$81,482	$91,007

Non-Current Liabilities:

Non-current liabilities as of December 31, 2023 and 2022 consist of the following (in thousands):

	2023	2022
Deferred tax liability	$8,679	$14,133
Other	2,481	2,509
Total	$11,160	$16,642

Allowance for Doubtful Accounts:

A rollforward of the allowance for doubtful accounts as of and for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	2023	2022	2021
Balance, beginning of year	$560	$610	$708
Provision for doubtful accounts	701	638	225
Write-offs	(692)	(669)	(318)
Translation adjustments	5	(19)	(5)
Balance, end of year	$574	$560	$610

Note 14 – Contingencies

From time to time, the Company may be subject to legal proceedings and civil and regulatory claims that arise in the ordinary course of its business activities. It is the Company's policy to record accruals for legal contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and to expense costs associated with loss contingencies, including any related legal fees, as they are incurred. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made. Following an April 2023 mediation in a wage-related matter that resulted in a settlement agreement, the Company accrued $4.8 million of expense in the quarter ended March 31, 2023 that is classified in general and administrative expense in the Consolidated Statement of Operations.

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

Note 15 – Subsequent Events

In February 2024, the Company implemented a reduction in force of approximately 3% of its workforce across various geographies and functions to better align its cost structure with the revenue outlook for the year. In addition, the Company will close its offices located at 150 Spear Street, San Francisco, California and replace it with a shorter term, flexible space to reduce facility costs. The Company anticipates total costs for this action to be in a range of $7.3 million to $7.7 million, inclusive of non-cash lease impairment costs of approximately $3.8 million, with the majority of the cash costs to be expended in 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 8, 2024.

Name	Age	Position
George F. Colony	70	Chairman of the Board, Chief Executive Officer
Ryan D. Darrah	52	Chief Legal Officer and Secretary
L. Christian Finn	53	Chief Financial Officer
Carrie Johnson	48	Chief Product Officer
Mike Kasparian	48	Chief Information Officer
Sharyn Leaver	49	Chief Research Officer
Shirley Macbeth	52	Chief Marketing Officer
Steven Peltzman	55	Chief Business Technology Officer
Nate Swan	56	Chief Sales Officer

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

The remainder of the response to this item is contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, all of which is incorporated herein by reference.

Item 11. Executive Compensation

The response to this item is contained in the 2024 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2023, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	1,200,150	(1)	$33.93	4,807,930	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	1,200,150		$33.93	4,807,930

(1)
Includes 998,843 restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)
Includes, as of December 31, 2023, 4,210,914 shares available for issuance under our Equity Incentive Plan and 597,016 shares that are available for issuance under our Stock Purchase Plan.

The shares available under our Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2024 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2024 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a. Financial Statements. See Index to Financial Statement herein.

b. Financial Statement Schedules. None.

c. Exhibits. A complete listing of exhibits required is given in the Exhibit Index herein, which precedes the exhibits filed with this report.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Registration Statement on Form S-1A filed on November 5, 1996)

3.2	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc.

3.5	Amended and Restated By-Laws of Forrester Research, Inc.

4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc. (see Exhibit 4 to Registration Statement on Form S-1A filed on November 5, 1996)

4.2	Description of Common Stock

10.01+	Registration Rights and Non-Competition Agreement (see Exhibit 10.1 to Registration Statement on Form S-1 filed on September 26, 1996)

10.02+	Amended and Restated Employee Stock Purchase Plan

10.03+	Amended and Restated Equity Incentive Plan

10.04+	Form of Incentive Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.05+	Form of Non-Qualified Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.06+	Form of Performance-Based Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.07+	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.08+	Form of Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.09+	Form of Restricted Stock Unit Award Agreement for Directors with One-Year Vesting (Amended and Restated Equity Incentive Plan)

10.10+	Form of Stock Option Certificate with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.11+	Form of Stock Option Certificate with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.12+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.13+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.14+	Amended and Restated Executive Cash Incentive Plan

10.15+	Executive Quarterly Cash Incentive Plan

10.16+	Executive Severance Plan

10.17	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company

10.18	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company

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

10.23

Second Amendment to Credit Agreement, dated as of April 25, 2023, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties set forth on the signature pages thereto

21(1)	Subsidiaries of the Registrant

23.1(1)	Consent of PricewaterhouseCoopers LLP

31.1(1)	Certification of the Principal Executive Officer

31.2(1)	Certification of the Principal Financial Officer

32.1(2)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+(1)	Compensation Recovery Policy

101.INS(1)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104(1)	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 8, 2024

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 8, 2024

/s/ L. CHRISTIAN FINN L. Christian Finn	Chief Financial Officer (Principal Financial Officer)	March 8, 2024

/s/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 8, 2024

/s/ YVONNE L. WASSENAAR Yvonne L. Wassenaar	Member of the Board of Directors	March 8, 2024

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 8, 2024

/s/ GRETCHEN TEICHGRAEBER Gretchen Teichgraeber	Member of the Board of Directors	March 8, 2024

/s/ DAVID J. BOYCE David J. Boyce	Member of the Board of Directors	March 8, 2024

/s/ ANTHONY J. FRISCIA Anthony J. Friscia	Member of the Board of Directors	March 8, 2024

/s/ NEIL BRADFORD Neil Bradford	Member of the Board of Directors	March 8, 2024

/s/ WARREN ROMINE Warren Romine	Member of the Board of Directors	March 8, 2024