Form 10-Q
period 2024-03-31
FORRESTER RESEARCH, INC.
filed 2024-05-03
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

As of April 29, 2024, 19,107,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$61,379	$72,909
Marketable investments	57,095	51,580
Accounts receivable, net of allowance for expected credit losses of $764 and $574 as of March 31, 2024 and December 31, 2023, respectively	54,717	58,999
Deferred commissions	21,498	23,207
Prepaid expenses and other current assets	23,892	9,305
Total current assets	218,581	216,000
Property and equipment, net	17,787	19,401
Operating lease right-of-use assets	34,380	39,722
Goodwill	243,028	244,257
Intangible assets, net	35,073	37,637
Other assets	6,821	7,157
Total assets	$555,670	$564,174
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,749	$1,796
Accrued expenses and other current liabilities	44,698	81,482
Deferred revenue	193,664	156,798
Total current liabilities	241,111	240,076
Long-term debt	35,000	35,000
Non-current operating lease liabilities	34,472	37,673
Other non-current liabilities	14,156	11,160
Total liabilities	324,739	323,909
Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 24,881 and 24,684 shares as of March 31, 2024 and December 31, 2023, respectively
Outstanding - 19,242 and 19,248 shares as of March 31, 2024 and December 31, 2023, respectively	249	247
Additional paid-in capital	281,453	278,057
Retained earnings	171,008	177,681
Treasury stock - 5,639 and 5,437 shares as of March 31, 2024 and December 31, 2023, respectively	(215,246)	(211,149)
Accumulated other comprehensive loss	(6,533)	(4,571)
Total stockholders’ equity	230,931	240,265
Total liabilities and stockholders’ equity	$555,670	$564,174

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Research	$76,581	$80,906
Consulting	23,141	31,750
Events	355	1,014
Total revenues	100,077	113,670
Operating expenses:
Cost of services and fulfillment	44,690	49,292
Selling and marketing	39,422	41,532
General and administrative	14,059	21,227
Depreciation	2,060	2,104
Amortization of intangible assets	2,514	3,066
Restructuring costs	6,624	1,589
Total operating expenses	109,369	118,810
Loss from operations	(9,292)	(5,140)
Interest expense	(762)	(793)
Other income, net	1,274	550
Loss before income taxes	(8,780)	(5,383)
Income tax benefit	(2,107)	(1,308)
Net loss	$(6,673)	$(4,075)
Basic loss per common share	$(0.35)	$(0.21)
Diluted loss per common share	$(0.35)	$(0.21)
Basic weighted average common shares outstanding	19,285	19,108
Diluted weighted average common shares outstanding	19,285	19,108

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(6,673)	$(4,075)

Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,968)	1,206
Net change in market value of investments	6	33
Other comprehensive income (loss)	(1,962)	1,239
Comprehensive loss	$(8,635)	$(2,836)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,673)	$(4,075)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,060	2,104
Impairment of property and equipment	646	—
Amortization of intangible assets	2,514	3,066
Deferred income taxes	3,485	1,926
Stock-based compensation	3,574	3,165
Operating lease right-of-use assets amortization and impairments	5,679	2,886
Amortization of deferred financing fees	113	109
Amortization of discount on investments	(172)	(63)
Foreign currency losses	72	20
Changes in assets and liabilities:
Accounts receivable	3,885	14,691
Deferred commissions	1,709	1,957
Prepaid expenses and other current assets	(14,617)	(8,819)
Accounts payable	970	64
Accrued expenses and other liabilities	(36,002)	(37,416)
Deferred revenue	36,998	36,041
Operating lease liabilities	(3,630)	(3,374)
Net cash provided by operating activities	611	12,282
Cash flows from investing activities:
Purchases of property and equipment	(1,426)	(1,632)
Purchases of marketable investments	(32,745)	(964)
Proceeds from maturities of marketable investments	23,900	4,000
Proceeds from sales of marketable investments	3,021	—
Other investing activity	14	(62)
Net cash provided by (used in) investing activities	(7,236)	1,342
Cash flows from financing activities:
Payments on borrowings	—	(15,000)
Repurchases of common stock	(4,097)	—
Proceeds from issuance of common stock under employee equity incentive plans	1,253	1,840
Taxes paid related to net share settlements of stock-based compensation awards	(1,429)	(1,079)
Net cash used in financing activities	(4,273)	(14,239)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(652)	1,249
Net change in cash, cash equivalents and restricted cash	(11,550)	634
Cash, cash equivalents and restricted cash, beginning of period	75,042	105,654
Cash, cash equivalents and restricted cash, end of period	$63,492	$106,288
Supplemental disclosure of cash flow information:
Cash paid for interest	$646	$742
Cash paid for income taxes	$3,195	$1,620

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2024 may not be indicative of the results for the year ending December 31, 2024, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents shown in balance sheets	$61,379	$104,217
Restricted cash classified in other assets (1):	2,113	2,071
Cash, cash equivalents and restricted cash shown in statement of cash flows	$63,492	$106,288

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

Note 2 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$21,989	$—	$(66)	$21,923
Federal agency obligations	2,000	—	(4)	1,996
Money market funds	33,176	—	—	33,176
Total	$57,165	$—	$(70)	$57,095

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$18,049	$—	$(72)	$17,977
Federal agency obligations	2,000	—	(7)	1,993
Money market funds	31,610	—	—	31,610
Total	$51,659	$—	$(79)	$51,580

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. There were no realized gains or losses on marketable investments during the three months ended March 31, 2024 and 2023.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of March 31, 2024 (in thousands).

	FY 2024	FY 2025	Total
Corporate obligations	$19,475	$2,448	$21,923
Federal agency obligations	1,996	—	1,996
Money market funds	33,176	—	33,176
Total	$54,647	$2,448	$57,095

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2024
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$17,026	$16	$4,897	$50
Federal agency obligations	—	—	1,996	4
Total	$17,026	$16	$6,893	$54

	As of December 31, 2023
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$13,098	$8	$4,879	$64
Federal agency obligations	—	—	1,993	7
Total	$13,098	$8	$6,872	$71

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

The Company performed its annual impairment testing as of November 30, 2023 utilizing a quantitative assessment to determine if the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairments existed. Subsequent to completing the annual test and through March 31, 2024, there were no events or circumstances that required an interim impairment test. Accordingly, as of March 31, 2024, the Company had no accumulated goodwill impairment losses. Approximately $8.2 million of goodwill is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of the date of the last test.

The change in the carrying amount of goodwill for the three months ended March 31, 2024 is summarized as follows (in thousands):

Total
Balance at December 31, 2023	$244,257
Translation adjustments	(1,229)
Balance at March 31, 2024	$243,028

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	March 31, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,626	$44,183	$33,443
Technology	16,290	15,881	409
Trademarks	12,484	11,263	1,221
Total	$106,400	$71,327	$35,073

	December 31, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,640	$42,091	$35,549
Technology	16,524	15,950	574
Trademarks	12,519	11,005	1,514
Total	$106,683	$69,046	$37,637

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2024 (remainder)	$7,401
2025	8,875
2026	8,392
2027	8,324
2028	2,081
Total	$35,073

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

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of March 31, 2024.

The Company may voluntarily prepay revolving loans under the credit facility at any time and from time to time, without premium or penalty. No interim amortization payments are required to be made under the credit facility.

The credit facility provided that once LIBOR ceased to exist in 2023, the benchmark rate for the loans outstanding automatically transferred from LIBOR to the Secured Overnight Financing Rate (SOFR). In April 2023, the Company executed a second amendment to the credit facility to facilitate the conversion from LIBOR to SOFR and to set the base interest rate at SOFR plus 10 basis points.

Up to $5.0 million of the credit facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of March 31, 2024, $0.6 million in letters of credit were issued under the credit facility.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	March 31, 2024	December 31, 2023
Credit facility	$35,000	$35,000

The contractual annualized interest rate as of March 31, 2024 was 6.68%.

The Company had $114.4 million of available borrowing capacity on the credit facility (not including the expansion feature) as of March 31, 2024. The weighted average annual effective interest rate for the three months ended March 31, 2024, was 6.6883%.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost	$3,094	$3,314
Short-term lease cost	214	261
Variable lease cost	1,230	785
Sublease income	(130)	(131)
Total lease cost	$4,408	$4,229

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,630	$3,374
Operating lease ROU assets obtained in exchange for lease obligations	$408	$1,323
Weighted-average remaining lease term - operating leases (years)	4.1	4.9
Weighted-average discount rate - operating leases	4.2%	4.3%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of March 31, 2024 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2024 (remainder)	$12,209	$471
2025	13,933	—
2026	12,325	—
2027	5,707	—
2028	2,875	—
Thereafter	6,024	—
Total lease payments and estimated sublease cash receipts	53,073	$471
Less imputed interest	(4,515)
Present value of lease liabilities	$48,558

Lease balances as of March 31, 2024 are as follows (in thousands):

Operating lease ROU assets	$34,380

Short-term operating lease liabilities (1)	$14,086
Non-current operating lease liabilities	34,472
Total operating lease liabilities	$48,558

(1)
Included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions, or covenants.

During the three months ended March 31, 2024, the Company recorded a $3.2 million ROU asset impairment and $0.6 million of leasehold improvements impairments related to closing the 11th floor of its offices located at 150 Spear Street, San Francisco, California. During the three months ended March 31, 2023, the Company recorded a $0.4 million ROU asset impairment related to closing the 10th floor of its offices located at 150 Spear Street, San Francisco, California. The impairments are included in restructuring and related costs in the Consolidated Statements of Operations. As a result of the impairments, the ROU assets were required to be recorded at their estimated fair values as Level 3 non-financial assets. The fair values of the asset groups were determined using a discounted cash flow model, which required the use of estimates, including projected cash flows for the related assets, the selection of a discount rate used in the model, and regional real estate industry data.

Note 6 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended March 31,
Revenues: (1)	2024	2023
North America	$79,629	$92,671
Europe	13,437	13,712
Asia Pacific	4,891	5,382
Other	2,120	1,905
Total	$100,077	$113,670

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of March 31, 2024 or 2023.

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

During the three months ended March 31, 2024 and 2023, the Company recognized $62.5 million and $72.9 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $378.4 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of March 31, 2024.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the three months ended March 31, 2024 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2023	$574
Provision for expected credit losses	223
Write-offs	(33)
Balance at March 31, 2024	$764

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions in the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended March 31, 2024 and 2023 was $7.9 million and $8.6 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the three months ended March 31, 2024 and 2023.

Note 7 — Derivatives and Hedging

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

During the three months ended March 31, 2024, the Company entered into three foreign currency forward exchange contracts, all of which settled by March 31, 2024. Accordingly, as of March 31, 2024, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the three months ended March 31, 2023, the Company entered into three foreign currency forward exchange contracts, all of which settled by March 31, 2023. Accordingly, as of March 31, 2023, there is no amount recorded in the Consolidated Balance Sheets for these contracts.

The Company’s derivative counterparties are investment grade financial institutions. The Company does not have any collateral arrangements with these counterparties and the derivative contracts do not contain credit risk-related contingent features. The table below provides information regarding amounts recognized in the Consolidated Statements of Operations for the derivative contracts for the periods indicated (in thousands):

	Three Months Ended
	March 31,
Amount recorded in:	2024	2023
Other income, net	$(14)	$62

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$43,726	$—	$43,726
Marketable investments (3)	—	23,919	23,919
Total Assets	$43,726	$23,919	$67,645

	As of December 31, 2023
	Level 1	Level 2	Total
Assets:
Money market funds (2)	$55,128	$—	$55,128
Marketable investments (3)	—	19,970	19,970
Total Assets	$55,128	$19,970	$75,098

(1)
U.S. based funds of $10.5 million are included in cash and cash equivalents and non-U.S. based funds of $33.2 million are included in marketable investments in the Consolidated Balance Sheets.
(2)
U.S. based funds of $23.5 million are included in cash and cash equivalents and non-U.S. based funds of $31.6 million are included in marketable investments in the Consolidated Balance Sheets.
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

During the three months ended March 31, 2024, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets and liabilities.

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

Income tax benefit for the three months ended March 31, 2024 was $2.1 million resulting in an effective tax rate of 24.0% for the period. Income tax benefit for the three months ended March 31, 2023 was $1.3 million resulting in an effective tax rate of 24.3% for the period.

The Company anticipates that its effective tax rate for the full year 2024 will be approximately 50%.

Note 10 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2023	$(60)	$(4,511)	$(4,571)
Foreign currency translation (1)	—	(1,968)	(1,968)
Unrealized gain, net of tax of $(2)	6	—	6
Balance at March 31, 2024	$(54)	$(6,479)	$(6,533)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2022	$(159)	$(7,759)	$(7,918)
Foreign currency translation (1)	—	1,206	1,206
Unrealized gain, net of tax of $(11)	33	—	33
Balance at March 31, 2023	$(126)	$(6,553)	$(6,679)

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Basic weighted average common shares outstanding	19,285	19,108
Weighted average common equivalent shares	—	—
Diluted weighted average common shares outstanding	19,285	19,108
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,082	703

Note 12 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended March 31, 2024
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	24,684	$247	$278,057	$177,681	5,437	$(211,149)	$(4,571)	$240,265
Issuance of common stock under stock plans, including tax effects	197	2	(178)	—	—	—	—	(176)
Repurchases of common stock	—	—	—	—	202	(4,097)	—	(4,097)
Stock-based compensation expense	—	—	3,574	—	—	—	—	3,574
Net loss	—	—	—	(6,673)	—	—	—	(6,673)
Net change in marketable investments, net of tax	—	—	—	—	—	—	6	6
Foreign currency translation	—	—	—	—	—	—	(1,968)	(1,968)
Balance at March 31, 2024	24,881	$249	$281,453	$171,008	5,639	$(215,246)	$(6,533)	$230,931

	Three Months Ended March 31, 2023
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	24,367	$244	$261,766	$174,631	5,305	$(207,067)	$(7,918)	$221,656
Issuance of common stock under stock plans, including tax effects	128	1	760	—	—	—	—	761
Stock-based compensation expense	—	—	3,165	—	—	—	—	3,165
Net loss	—	—	—	(4,075)	—	—	—	(4,075)
Net change in marketable investments, net of tax	—	—	—	—	—	—	33	33
Foreign currency translation	—	—	—	—	—	—	1,206	1,206
Balance at March 31, 2023	24,495	$245	$265,691	$170,556	5,305	$(207,067)	$(6,679)	$222,746

Equity Plans

Restricted stock unit activity for the three months ended March 31, 2024 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2023	999	$37.66
Granted	163	25.34
Vested	(185)	40.55
Forfeited	(37)	37.64
Unvested at March 31, 2024	940	$34.97

Stock option activity for the three months ended March 31, 2024 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2023	201	$33.93
Forfeited	(12)	36.92
Outstanding at March 31, 2024	189	$33.74	6.44	$—
Exercisable at March 31, 2024	93	$34.47	3.86	$—
Vested and expected to vest at March 31, 2024	189	$33.74	6.44	$—

No stock options were granted or exercised during the three months ended March 31, 2024.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of services and fulfillment	$2,122	$1,847
Selling and marketing	599	497
General and administrative	853	821
Total	$3,574	$3,165

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended
	March 31,
	2024	2023
	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	5.36%	4.27%	5.00%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life	0.5 Years	4.75 Years	0.5 Years
Expected volatility	39%	43%	46%
Weighted average fair value	$5.46	$14.24	$9.47

Treasury Stock

As of March 31, 2024, Forrester’s Board of Directors had authorized an aggregate $585.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three months ended March 31, 2024, the Company repurchased approximately 0.2 million shares of common stock at an aggregate cost of approximately $4.1 million. During the three months ended March 31, 2023, the Company did not repurchase any shares of common stock. From the inception of the program through March 31, 2024, the Company repurchased 17.3 million shares of common stock at an aggregate cost of $518.2 million.

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

The following table rolls forward the activity in the restructuring accrual for the January 2023 action for the three months ended March 31, 2024 (in thousands):

Accrual at December 31, 2023	$48
Additional restructuring and related costs	14
Cash payments	(62)
Accrual at March 31, 2024	$—

In May 2023, the Company implemented a reduction in its workforce of approximately 8% across various geographies and functions to better align its cost structure and to streamline its sales and consulting organizations. The Company recorded $7.5 million of severance and related costs for this action during the second quarter of 2023. In addition, the Company closed certain of its smaller offices both inside and outside the U.S. in order to reduce facility costs and better match its facilities to its hybrid work strategy. As a result of closing the offices, the Company recorded restructuring costs of $2.3 million, which included $1.3 million related to right-of-use asset impairments and accelerated amortization and $0.6 million related to impairments of leasehold improvements. In addition, the Company incurred $0.7 million in contract termination costs. The accrued restructuring and related costs as of March 31, 2024 will be fully paid by the end of 2024.

The following table rolls forward the activity in the restructuring accrual for the May 2023 action for the three months ended March 31, 2024 (in thousands):

Accrual at December 31, 2023	$1,282
Additional restructuring and related costs	39
Cash payments	(820)
Accrual at March 31, 2024	$501

In February 2024, the Company implemented a reduction in force of approximately 3% of its workforce across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $0.7 million of severance and related costs for this action during the fourth quarter of 2023, and $2.8 million during the first quarter of 2024. The Company also recorded a restructuring charge of $3.8 million during the first quarter of 2024 related to closing one floor of its offices located at 150 Spear Street, San Francisco, California, of which $3.2 million related to an impairment of a right-of-use asset and $0.6 million related to an impairment of leasehold improvements. The accrued restructuring and related costs as of March 31, 2024 will be fully paid by the end of 2024.

The following table rolls forward the activity in the restructuring accrual for the February 2024 action for the three months ended March 31, 2024 (in thousands):

Accrual at December 31, 2023	$732
Additional restructuring and related costs	6,571
Non-cash charge (included above)	(3,806)
Cash payments	(1,256)
Accrual at March 31, 2024	$2,241

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

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring and related costs, interest expense, and other income. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended March 31, 2024
Research revenues	$76,581	$—	$—	$76,581
Consulting revenues	4,643	18,498	—	23,141
Events revenues	—	—	355	355
Total segment revenues	81,224	18,498	355	100,077
Segment expenses	(33,514)	(10,097)	(1,486)	(45,097)
Selling, marketing, administrative and other expenses				(55,134)
Amortization of intangible assets				(2,514)
Restructuring costs				(6,624)
Interest expense and other income				512
Loss before income taxes				$(8,780)

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended March 31, 2023
Research revenues	$80,906	$—	$—	$80,906
Consulting revenues	7,919	23,831	—	31,750
Events revenues	—	—	1,014	1,014
Total segment revenues	88,825	23,831	1,014	113,670
Segment expenses	(35,507)	(12,353)	(1,631)	(49,491)
Selling, marketing, administrative and other expenses				(64,664)
Amortization of intangible assets				(3,066)
Restructuring costs				(1,589)
Interest expense and other income				(243)
Loss before income taxes				$(5,383)

Note 15 — Contingencies

From time to time, the Company may be subject to legal proceedings and civil and regulatory claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings and claims can have a material adverse effect on the Company because of defense and settlement costs, diversion of management resources, and other factors. It is the Company's policy to record accruals for legal contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and to expense costs associated with loss contingencies, including any related legal fees, as they are incurred. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made. Following an April 2023 mediation in a wage-related matter that resulted in a settlement agreement, the Company accrued $4.8 million of expense in the quarter ended March 31, 2023 that is classified in general and administrative expense in the Consolidated Statement of Operations. This claim was fully paid in the first quarter of 2024.

Note 16 — Subsequent Events

On April 30, 2024, the Company announced that its Board of Directors has authorized a $25.0 million increase in the Company’s stock repurchase program, bringing the total available authorization to approximately $89.0 million as of April 30, 2024. The shares may be purchased in the open market or privately negotiated transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about changing stakeholder expectations, migration of our clients into our Forrester Decisions products, product development, holding hybrid events, possible acquisitions, future dividends, future share repurchases, future growth rates, operating income and cash from operations, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, and the anticipated impact of accounting standards. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich subscriptions to, and licenses of, our Research products and services, our ability to fulfill existing or generate new consulting engagements and advisory services, our ability to generate and increase demand for the Events we host, any adverse economic conditions that result in a reduction in technology spending or demand for our products and services, our international operations expose us to a variety of operational risks which could negatively impact us, our ability to offer new products and services, the use of Generative AI in our business and by our clients and competitors, our dependence on key personnel, our ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, the impact of our outstanding debt, competition and industry consolidation, possible variations in our quarterly operating results, concentration of our stock ownership, the possibility of network disruptions and security breaches, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, taxation risks, and any weakness identified in our system of internal controls. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV at the current year foreign currency rates and using the updated methodology as described on the investor relations section of our website. We have included the recast CV metric below for the three months ended March 31, 2023, and we have also provided recast CV amounts dating back to the first quarter of 2022, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Contract value	$323.1	$337.9	$(14.8)	(4%)
Client retention	72%	74%	(2) points
Wallet retention	88%	90%	(2) points
Number of clients	2,308	2,678	(370)	(14%)

Contract value at March 31, 2024 decreased by 4% compared to the prior year period due to lower enrichment of retained customers and a decrease in the number of clients. Client retention and wallet retention decreased by 2 percentage points, respectively, at March 31, 2024 compared to the prior year period. However, wallet retention increased by 1 percentage point compared to the prior quarter and client retention was consistent compared to the prior quarter. The decrease in our retention rates and number of clients from the prior year period is primarily attributable to 1) macroeconomic conditions affecting our client base including a) funding and budget pressure on our smaller technology clients and the technology industry in general, and b) the uncertain economic conditions caused by inflation, increased interest rates, and geopolitical turbulence, and 2) the ongoing transition of our client base to our Forrester Decisions product platform that was launched in August 2021. As of March 31, 2024, approximately 70% of our overall CV was in our Forrester Decisions product platform. In the longer term, we anticipate that approximately 80% of our CV will be in our Forrester Decisions product platform. The remaining approximate 20% of CV represents non-Forrester Decisions CV products, primarily reprints. The ongoing macroeconomic conditions and product transition are anticipated to pressure our key metrics through 2024.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to, those related to our revenue recognition, goodwill, intangible and other long-lived assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made, and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Research revenues	76.5%	71.2%
Consulting revenues	23.1	27.9
Events revenues	0.4	0.9
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	44.7	43.4
Selling and marketing	39.4	36.5
General and administrative	14.0	18.7
Depreciation	2.1	1.9
Amortization of intangible assets	2.5	2.7
Restructuring costs	6.6	1.3
Loss from operations	(9.3)	(4.5)
Interest expense	(0.8)	(0.7)
Other income, net	1.3	0.5
Loss before income taxes	(8.8)	(4.7)
Income tax benefit	(2.1)	(1.1)
Net loss	(6.7%)	(3.6%)

Three Months Ended March 31, 2024 and 2023

Revenues

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$100.1	$113.7	$(13.6)	(12%)
Research revenues	$76.6	$80.9	$(4.3)	(5%)
Consulting revenues	$23.1	$31.8	$(8.6)	(27%)
Events revenues	$0.4	$1.0	$(0.7)	(65%)
Revenues attributable to customers outside of the U.S.	$23.5	$25.2	$(1.7)	(7%)
Percentage of revenue attributable to customers outside of the U.S.	23%	22%	1 point

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 5% during the three months ended March 31, 2024 compared to the prior year period primarily due to the decrease in CV, as discussed above. From a product perspective, the decrease in revenues was primarily due to a decline in revenue from our reprint product and our other smaller and discontinued products. In addition, revenue from our subscription research products declined 3%.

Consulting revenues decreased 27% during the three months ended March 31, 2024 compared to the prior year period. The decrease in revenues was due to a decrease in delivery of both advisory and consulting services due to lower client bookings.

Events revenues were insignificant during the three months ended March 31, 2024 and 2023 as no events were held during either period.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$44.7	$49.3	$(4.6)	(9%)
Cost of services and fulfillment as a percentage of total revenues	45%	43%	2 points
Service and fulfillment employees (at end of period)	747	873	(126)	(14%)

Cost of services and fulfillment expenses decreased 9% during the three months ended March 31, 2024 compared to the prior year period. The decrease was primarily due to (1) a $4.1 million decrease in compensation and benefit costs due to a decrease in headcount and incentive bonus costs, partially offset by an increase in benefit costs (due to a benefit during 2023 resulting from the introduction of the flexible vacation and personal paid time off policy in the United States) and (2) a $0.6 million decrease in professional services costs primarily due to a decrease in contractor costs.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$39.4	$41.5	$(2.1)	(5%)
Selling and marketing expenses as a percentage of total revenues	39%	37%	2 points
Selling and marketing employees (at end of period)	679	788	(109)	(14%)

Selling and marketing expenses decreased 5% during the three months ended March 31, 2024 compared to the prior year period. The decrease was primarily due to a $2.4 million decrease in compensation and benefit costs due to a decrease in headcount, commissions expense, and incentive bonus costs, partially offset by an increase in benefit costs (due to a benefit during 2023 resulting from the introduction of the flexible vacation and personal paid time off policy in the United States). This decrease was partially offset by a $0.5 million increase in professional services costs primarily due to an increase in consulting fees.

General and Administrative

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$14.1	$21.2	$(7.2)	(34%)
General and administrative expenses as a percentage of total revenues	14%	19%	(5) points
General and administrative employees (at end of period)	264	304	(40)	(13%)

General and administrative expenses decreased 34% during the three months ended March 31, 2024 compared to the prior year period. The decrease was primarily due to (1) a $5.5 million decrease in legal costs, due primarily to a $4.8 million provision for a legal settlement recorded in 2023 for a wage-related matter and related legal services and (2) a $1.6 million decrease in compensation and benefit costs due to a decrease in headcount and incentive bonus costs, partially offset by an increase in benefit costs (due to a benefit during 2023 resulting from the introduction of the flexible vacation and personal paid time off policy in the United States).

Depreciation

The fluctuation for depreciation expense was immaterial during the three months ended March 31, 2024 compared to the prior year period.

Amortization of Intangible Assets

Amortization expense decreased by $0.6 million during the three months ended March 31, 2024 compared to the prior year period due to a decrease in the amortization of trademark and technology intangible assets.

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

In May 2023, we implemented a reduction in our workforce of approximately 8% across various geographies and functions to better align our cost structure with our revised revenue outlook for the year, and to streamline our sales and consulting organizations to more efficiently go to market in support of driving contract value growth in the future. We recorded $7.5 million of severance and related costs for this action during the second quarter of 2023. In addition, we closed certain of our smaller offices both inside and outside the U.S. in order to reduce facility costs and better match our facilities to our hybrid work strategy. As a result of closing the offices, we recorded restructuring costs of $2.3 million, which included $1.3 million related to right-of-use asset impairments and accelerated amortization and $0.6 million related to impairments of leasehold improvements. We also incurred $0.7 million in contract termination costs. The remaining $0.5 million of the severance and related costs for this plan, as of March 31, 2024, will be paid during 2024.

In February 2024, we implemented a reduction in our workforce of approximately 3% across various geographies and functions to better align our cost structure with the revenue outlook for the year. We recorded $0.7 million of severance and related costs for this action during the fourth quarter of 2023, and $2.8 million during the first quarter of 2024. We recorded a restructuring charge of $3.8 million during the first quarter of 2024 related to closing one floor of our offices in California, of which $3.2 million related to an impairment of a right-of-use asset and $0.6 million related to an impairment of leasehold improvements. We expect all of the severance and related costs for this plan to be paid during 2024.

Interest Expense

Interest expense consists of interest on our borrowings. The fluctuation for interest expense was immaterial during the three months ended March 31, 2024 compared to the prior year period.

Other Income, Net

Other income, net primarily consists of interest income, gains and losses on foreign currency, and gains and losses on foreign currency forward contracts. Other income, net increased $0.7 million during the three months ended March 31, 2024 compared to the prior year period primarily due to an increase in interest income.

Income Tax Benefit

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Benefit from income taxes (dollars in millions)	$(2.1)	$(1.3)	$0.8	61%
Effective tax rate	24%	24%	—

Income tax benefit increased by $0.8 million during the three months ended March 31, 2024 compared to the prior year period primarily due to the increase in loss from operations. For the full year 2024, we anticipate that our effective tax rate will be approximately 50%.

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

We evaluate reportable segment performance and allocate resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring and related costs, interest expense, and other income. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2024
Research revenues	$76,581	$—	$—	$76,581
Consulting revenues	4,643	18,498	—	23,141
Events revenues	—	—	355	355
Total segment revenues	81,224	18,498	355	100,077
Segment expenses	(33,514)	(10,097)	(1,486)	(45,097)
Year over year revenue change	(9%)	(22%)	(65%)	(12%)
Year over year expense change	(6%)	(18%)	(9%)	(9%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2023
Research revenues	$80,906	$—	$—	$80,906
Consulting revenues	7,919	23,831	—	31,750
Events revenues	—	—	1,014	1,014
Total segment revenues	88,825	23,831	1,014	113,670
Segment expenses	(35,507)	(12,353)	(1,631)	(49,491)

Research segment revenues decreased 9% during the three months ended March 31, 2024 compared to the prior year period. Research product revenues within this segment decreased 5% primarily due to the decrease in CV, as discussed above. From a product perspective, the decrease in revenue was primarily due to a decline in revenue from our reprint product and our other smaller and discontinued products. In addition, revenue from our subscription research products declined 3%. Consulting product revenues within this segment decreased 41% primarily due to decreased delivery of consulting and advisory services by our research analysts due primarily to lower client bookings for these services.

Research segment expenses decreased 6% during the three months ended March 31, 2024 compared to the prior year period. The decrease in expenses during the three months ended March 31, 2024 was primarily due to a $1.8 million decrease in compensation and benefit costs primarily due to a decrease in headcount.

Consulting segment revenues decreased 22% during the three months ended March 31, 2024 compared to the prior year period. The decrease in revenues during the three months ended March 31, 2024 was primarily due to a decrease in delivery of consulting services due to lower client bookings.

Consulting segment expenses decreased 18% during the three months ended March 31, 2024 compared to the prior year period. The decrease in expenses during the three months ended March 31, 2024 was primarily due to (1) a $1.8 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $0.4 million decrease in professional services primarily due to a decrease in contractor costs.

Event segment revenues and expenses were insignificant during the three months ended March 31, 2024 and 2023 as no events were held during either period.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 77% of our revenues during the three months ended March 31, 2024, are generally renewable and are typically payable in advance. We generated cash from operating activities of $0.6 million and $12.3 million during the three months ended March 31, 2024 and 2023, respectively. The $11.7 million decrease in cash provided from operations for the three months ended March 31, 2024 compared to the prior year period was primarily due to a $9.8 million decrease in cash generated from accounts receivable and deferred revenue due to a decrease in contract bookings and a $5.8 million increase in prepaid expenses and other current assets, which was primarily due to the timing of payments in each period.

During the three months ended March 31, 2024, we used cash in investing activities of $7.2 million primarily from $5.8 million in net purchases of marketable investments and $1.4 million of purchases of property and equipment, primarily consisting of computer software. During the three months ended March 31, 2023, we generated cash from investing activities of $1.3 million primarily from $3.0 million in net maturities of marketable investments partially offset by $1.6 million of purchases of property and equipment, primarily consisting of computer software.

We used $4.3 million of cash from financing activities during the three months ended March 31, 2024 primarily due to $4.1 million for purchases of our common stock and $1.4 million in taxes paid related to net share settlements of restricted stock units, partially offset by $1.3 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used $14.2 million of cash in financing activities during the three months ended March 31, 2023 primarily due to $15.0 million of discretionary repayments of our revolving credit facility, as well as $1.1 million in taxes paid related to net share settlements of restricted stock units, partially offset by $1.8 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of March 31, 2024, our remaining stock repurchase authorization was approximately $66.8 million.

The Company has a credit facility that provides up to $150.0 million of revolving credit commitments. The credit facility has a balance of $35.0 million at March 31, 2024 and matures in December of 2026. The credit facility permits the Company to increase the revolving credit commitments in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of March 31, 2024 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 7 years. As of March 31, 2024, remaining non-cancelable lease payments are due as follows: $12.2 million in 2024, $26.3 million within 2025 and 2026, $8.6 million within 2027 and 2028, and $6.0 million beyond 2028.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of March 31, 2024, we had cash, cash equivalents, and marketable investments of $118.5 million. This balance includes $77.8 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

Recent Accounting Pronouncements

Refer to Note 1 – Interim Consolidated Financial Statements in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

Critical Accounting Policies and Estimates

For information regarding our critical accounting policies and estimates, please refer to Note 1, "Summary of Significant Accounting Policies" and Item 7, “Critical Accounting Estimates” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in the "Note 15 - Contingencies", in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through March 31, 2024, our Board of Directors authorized an aggregate $585.0 million to purchase common stock under our stock repurchase program. In April 2024, our Board of Directors increased our stock repurchase authorization by an additional $25.0 million. During the quarter ended March 31, 2024, we purchased the following shares of our common stock under the stock repurchase program:

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total Number of	Average Price	Purchased as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
Period	(#)	($)	(#)	(In thousands)
Jan 1 - Jan 31	—	$—	—	$70,885
Feb 1 - Feb 29	30,000	$20.14	30,000	$70,280
Mar 1 - Mar 31	172,000	$20.31	172,000	$66,787
Total for the quarter	202,000		202,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Registration Statement on Form S-1A filed on November 5, 1996)

3.2	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Form 8-K filed on May 25, 2017)

3.4	Amended and Restated By-Laws of Forrester Research, Inc. (see Exhibit 3.4 to Annual Report on Form 10-K for the year ended December 31, 2022)

4.1	Specimen Certificate for shares of Common Stock, $.01 par value, of Forrester Research, Inc. (see Exhibit 4 to Registration Statement on Form S-1A filed on November 5, 1996)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents. (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ L. CHRISTIAN FINN
L. Christian Finn
Chief Financial Officer (Principal financial officer)

Date: May 3, 2024