Form 10-Q
period 2024-06-30
FORRESTER RESEARCH, INC.
filed 2024-08-05
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

As of July 30, 2024, 19,060,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$58,852	$72,909
Marketable investments	51,961	51,580
Accounts receivable, net of allowance for expected credit losses of $753 and $574 as of June 30, 2024 and December 31, 2023, respectively	47,702	58,999
Deferred commissions	18,159	23,207
Prepaid expenses and other current assets	16,753	9,305
Total current assets	193,427	216,000
Property and equipment, net	16,610	19,401
Operating lease right-of-use assets	32,083	39,722
Goodwill	242,924	244,257
Intangible assets, net	32,562	37,637
Other assets	6,561	7,157
Total assets	$524,167	$564,174
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,329	$1,796
Accrued expenses and other current liabilities	45,148	81,482
Deferred revenue	164,117	156,798
Total current liabilities	211,594	240,076
Long-term debt	35,000	35,000
Non-current operating lease liabilities	31,338	37,673
Other non-current liabilities	9,181	11,160
Total liabilities	287,113	323,909
Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 24,897 and 24,684 shares as of June 30, 2024 and December 31, 2023, respectively
Outstanding - 19,056 and 19,248 shares as of June 30, 2024 and December 31, 2023, respectively	249	247
Additional paid-in capital	285,395	278,057
Retained earnings	177,300	177,681
Treasury stock - 5,841 and 5,437 shares as of June 30, 2024 and December 31, 2023, respectively	(219,164)	(211,149)
Accumulated other comprehensive loss	(6,726)	(4,571)
Total stockholders’ equity	237,054	240,265
Total liabilities and stockholders’ equity	$524,167	$564,174

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Research	$83,663	$87,699	$160,244	$168,605
Consulting	24,811	29,970	47,952	61,720
Events	13,351	17,920	13,706	18,934
Total revenues	121,825	135,589	221,902	249,259
Operating expenses:
Cost of services and fulfillment	51,164	54,614	95,854	103,906
Selling and marketing	40,253	41,581	79,675	83,113
General and administrative	14,437	15,315	28,496	36,542
Depreciation	2,062	2,191	4,122	4,295
Amortization of intangible assets	2,513	3,068	5,027	6,134
Restructuring costs	82	10,532	6,706	12,121
Total operating expenses	110,511	127,301	219,880	246,111
Income from operations	11,314	8,288	2,022	3,148
Interest expense	(763)	(730)	(1,525)	(1,523)
Other income, net	1,015	514	2,289	1,064
Income before income taxes	11,566	8,072	2,786	2,689
Income tax expense	5,274	2,768	3,167	1,460
Net income (loss)	$6,292	$5,304	$(381)	$1,229
Basic income (loss) per common share	$0.33	$0.28	$(0.02)	$0.06
Diluted income (loss) per common share	$0.33	$0.28	$(0.02)	$0.06
Basic weighted average common shares outstanding	19,093	19,193	19,189	19,151
Diluted weighted average common shares outstanding	19,124	19,258	19,189	19,214

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$6,292	$5,304	$(381)	$1,229

Other comprehensive income (loss), net of tax:
Foreign currency translation	(211)	746	(2,179)	1,952
Net change in market value of investments	18	(11)	24	22
Other comprehensive income (loss)	(193)	735	(2,155)	1,974
Comprehensive income (loss)	$6,099	$6,039	$(2,536)	$3,203

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(381)	$1,229
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,122	4,295
Impairment of property and equipment	646	600
Amortization of intangible assets	5,027	6,134
Deferred income taxes	(1,035)	(1,479)
Stock-based compensation	7,599	7,025
Operating lease right-of-use assets amortization and impairments	7,983	6,691
Other, net	79	137
Changes in assets and liabilities:
Accounts receivable	10,773	27,391
Deferred commissions	5,048	6,299
Prepaid expenses and other current assets	(7,298)	(7,122)
Accounts payable	552	767
Accrued expenses and other liabilities	(35,100)	(28,824)
Deferred revenue	6,960	(535)
Operating lease liabilities	(7,270)	(6,820)
Net cash provided by (used in) operating activities	(2,295)	15,788
Cash flows from investing activities:
Purchases of property and equipment	(2,256)	(2,664)
Purchases of marketable investments	(51,837)	(964)
Proceeds from maturities of marketable investments	45,235	7,138
Proceeds from sales of marketable investments	6,168	—
Other investing activity	14	(66)
Net cash provided by (used in) investing activities	(2,676)	3,444
Cash flows from financing activities:
Payments on borrowings	—	(15,000)
Repurchases of common stock	(8,015)	(820)
Proceeds from issuance of common stock under employee equity incentive plans	1,253	1,840
Taxes paid related to net share settlements of stock-based compensation awards	(1,512)	(1,259)
Net cash used in financing activities	(8,274)	(15,239)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(828)	2,424
Net change in cash, cash equivalents and restricted cash	(14,073)	6,417
Cash, cash equivalents and restricted cash, beginning of period	75,042	105,654
Cash, cash equivalents and restricted cash, end of period	$60,969	$112,071
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,301	$1,302
Cash paid for income taxes	$6,978	$9,729

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2024 may not be indicative of the results for the year ending December 31, 2024, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents shown in balance sheets	$58,852	$109,951
Restricted cash classified in other assets (1):	2,117	2,120
Cash, cash equivalents and restricted cash shown in statement of cash flows	$60,969	$112,071

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

Note 2 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$15,264	$2	$(46)	$15,220
Federal agency obligations	1,500	—	(3)	1,497
Money market funds	35,244	—	—	35,244
Total	$52,008	$2	$(49)	$51,961

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$18,049	$—	$(72)	$17,977
Federal agency obligations	2,000	—	(7)	1,993
Money market funds	31,610	—	—	31,610
Total	$51,659	$—	$(79)	$51,580

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Sales of marketable investments during 2024 primarily represent redemptions from non-U.S. based money market funds, and there were no realized gains or loss on sales of marketable investments during the three and six months ended June 30, 2024 and 2023.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of June 30, 2024 (in thousands).

	FY 2024	FY 2025	FY 2026	FY 2027	Total
Corporate obligations	$4,966	$5,512	$4,243	$499	$15,220
Federal agency obligations	997	—	—	500	1,497
Money market funds	35,244	—	—	—	35,244
Total	$41,207	$5,512	$4,243	$999	$51,961

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2024
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$8,787	$13	$4,930	$33
Federal agency obligations	—	—	997	3
Total	$8,787	$13	$5,927	$36

	As of December 31, 2023
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$13,098	$8	$4,879	$64
Federal agency obligations	—	—	1,993	7
Total	$13,098	$8	$6,872	$71

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

The Company performed its annual impairment testing as of November 30, 2023 utilizing a quantitative assessment to determine if the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairments existed. Subsequent to completing the annual test and through June 30, 2024, there were no events or circumstances that required an interim impairment test. Accordingly, as of June 30, 2024, the Company had no accumulated goodwill impairment losses. Approximately $8.2 million of goodwill is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of the date of the last test.

The change in the carrying amount of goodwill for the six months ended June 30, 2024 is summarized as follows (in thousands):

Total
Balance at December 31, 2023	$244,257
Translation adjustments	(1,333)
Balance at June 30, 2024	$242,924

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	June 30, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,622	$46,281	$31,341
Technology	16,299	16,019	280
Trademarks	12,485	11,544	941
Total	$106,406	$73,844	$32,562

	December 31, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,640	$42,091	$35,549
Technology	16,524	15,950	574
Trademarks	12,519	11,005	1,514
Total	$106,683	$69,046	$37,637

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2024 (remainder)	$4,890
2025	8,874
2026	8,392
2027	8,324
2028	2,082
Total	$32,562

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

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of June 30, 2024.

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

Up to $5.0 million of the credit facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of June 30, 2024, $0.6 million in letters of credit were issued under the credit facility.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	June 30, 2024	December 31, 2023
Credit facility	$35,000	$35,000

The contractual annualized interest rate as of June 30, 2024 was 6.69%.

The Company had $114.4 million of available borrowing capacity on the credit facility (not including the expansion feature) as of June 30, 2024. The weighted average annual effective interest rate for the three and six months ended June 30, 2024, was 6.68% and 6.67%, respectively.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,
	2024	2023
Operating lease cost	$2,897	$3,240
Short-term lease cost	231	257
Variable lease cost	1,038	1,072
Sublease income	(130)	(130)
Total lease cost	$4,036	$4,439

	For the Six Months Ended June 30,
	2024	2023
Operating lease cost	$5,991	$6,554
Short-term lease cost	446	518
Variable lease cost	2,268	1,857
Sublease income	(261)	(261)
Total lease cost	$8,444	$8,668

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$7,270	$6,820
Operating lease ROU assets obtained in exchange for lease obligations	$408	$1,110
Weighted-average remaining lease term - operating leases (years)	4.0	4.7
Weighted-average discount rate - operating leases	4.2%	4.3%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of June 30, 2024 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2024 (remainder)	$8,073	$316
2025	13,943	—
2026	12,333	—
2027	5,711	—
2028	2,878	—
Thereafter	6,030	—
Total lease payments and estimated sublease cash receipts	48,968	$316
Less imputed interest	(4,040)
Present value of lease liabilities	$44,928

Lease balances as of June 30, 2024 are as follows (in thousands):

Operating lease ROU assets	$32,083

Short-term operating lease liabilities (1)	$13,590
Non-current operating lease liabilities	31,338
Total operating lease liabilities	$44,928

(1)
Included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions, or covenants.

During the six months ended June 30, 2024, the Company recorded a $3.2 million ROU asset impairment and $0.6 million of leasehold improvements impairments related to closing the 11th floor of its offices located in San Francisco, California. During the six months ended June 30, 2023, the Company recorded ROU asset impairments of $0.8 million related to closing the 10th floor of its offices located in San Francisco and one other smaller office location. The impairments are included in restructuring and related costs in the Consolidated Statements of Operations. As a result of the impairments, the ROU assets were required to be recorded at their estimated fair values as Level 3 non-financial assets. The fair values of the asset groups were determined using a discounted cash flow model, which required the use of estimates, including projected cash flows for the related assets, the selection of a discount rate used in the model, and regional real estate industry data.

Note 6 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues: (1)	2024	2023	2024	2023
North America	$99,049	$112,006	$178,678	$204,677
Europe	15,004	15,564	28,441	29,276
Asia Pacific	5,310	6,137	10,200	11,519
Other	2,462	1,882	4,583	3,787
Total	$121,825	$135,589	$221,902	$249,259

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of June 30, 2024 or 2023.

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

During the three months ended June 30, 2024 and 2023, the Company recognized $47.9 million and $53.0 million of revenue, respectively, related to its deferred revenue balance at the beginning of each such period. During the six months ended June 30, 2024 and 2023, the Company recognized $110.4 million and $125.9 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $359.6 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of June 30, 2024.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the six months ended June 30, 2024 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2023	$574
Provision for expected credit losses	368
Write-offs	(189)
Balance at June 30, 2024	$753

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions in the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended June 30, 2024 and 2023 was $9.8 million and $10.4 million, respectively. Amortization expense related to deferred commissions for the six months ended June 30, 2024 and 2023 was $17.8 million and $19.0 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the six months ended June 30, 2024 and 2023.

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

During the six months ended June 30, 2024, the Company entered into five foreign currency forward exchange contracts, all of which settled by June 30, 2024. Accordingly, as of June 30, 2024, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the six months ended June 30, 2023, the Company entered into six foreign currency forward exchange contracts, all of which settled by June 30, 2023. Accordingly, as of June 30, 2023, there is no amount recorded in the Consolidated Balance Sheets for these contracts.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2024	2023	2024	2023
Other income, net	$1	$4	$(14)	$66

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$50,486	$—	$50,486
Marketable investments (3)	—	16,717	16,717
Total Assets	$50,486	$16,717	$67,203

	As of December 31, 2023
	Level 1	Level 2	Total
Assets:
Money market funds (2)	$55,128	$—	$55,128
Marketable investments (3)	—	19,970	19,970
Total Assets	$55,128	$19,970	$75,098

(1)
U.S. based funds of $15.2 million are included in cash and cash equivalents and non-U.S. based funds of $35.3 million are included in marketable investments in the Consolidated Balance Sheets.
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

During the six months ended June 30, 2024, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets and liabilities.

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

Income tax expense for the six months ended June 30, 2024 was $3.2 million resulting in an effective tax rate of 113.7% for the period. Income tax expense for the six months ended June 30, 2023 was $1.5 million resulting in an effective tax rate of 54.3% for the period.

The increase in the effective tax rate during the 2024 period was primarily due to increased tax expense from the settlement of shared-based awards, foreign withholding taxes due to the dissolution of a foreign subsidiary, and a valuation allowance recorded against non-realizable state NOL carryforwards due to the dissolution of a domestic subsidiary.

Note 10 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at March 31, 2024	$(54)	$(6,479)	$(6,533)
Foreign currency translation (1)	—	(211)	(211)
Unrealized gain, net of tax of $(6)	18	—	18
Balance at June 30, 2024	$(36)	$(6,690)	$(6,726)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at March 31, 2023	$(126)	$(6,553)	$(6,679)
Foreign currency translation (1)	—	746	746
Unrealized loss, net of tax of $4	(11)	—	(11)
Balance at June 30, 2023	$(137)	$(5,807)	$(5,944)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2023	$(60)	$(4,511)	$(4,571)
Foreign currency translation (1)	—	(2,179)	(2,179)
Unrealized gain, net of tax of $(8)	24	—	24
Balance at June 30, 2024	$(36)	$(6,690)	$(6,726)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2022	$(159)	$(7,759)	$(7,918)
Foreign currency translation (1)	—	1,952	1,952
Unrealized gain, net of tax of $(7)	22	—	22
Balance at June 30, 2023	$(137)	$(5,807)	$(5,944)

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	19,093	19,193	19,189	19,151
Weighted average common equivalent shares	31	65	—	63
Diluted weighted average common shares outstanding	19,124	19,258	19,189	19,214
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,620	706	1,089	657

Note 12 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended June 30, 2024
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2024	24,881	$249	$281,453	$171,008	5,639	$(215,246)	$(6,533)	$230,931
Issuance of common stock under stock plans, including tax effects	16	—	(83)	—	—	—	—	(83)
Repurchases of common stock	—	—	—	—	202	(3,918)	—	(3,918)
Stock-based compensation expense	—	—	4,025	—	—	—	—	4,025
Net income	—	—	—	6,292	—	—	—	6,292
Net change in marketable investments, net of tax	—	—	—	—	—	—	18	18
Foreign currency translation	—	—	—	—	—	—	(211)	(211)
Balance at June 30, 2024	24,897	$249	$285,395	$177,300	5,841	$(219,164)	$(6,726)	$237,054

	Three Months Ended June 30, 2023
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2023	24,495	$245	$265,691	$170,556	5,305	$(207,067)	$(6,679)	$222,746
Issuance of common stock under stock plans, including tax effects	17	—	(180)	—	—	—	—	(180)
Repurchases of common stock	—	—	—	—	27	(820)	—	(820)
Stock-based compensation expense	—	—	3,860	—	—	—	—	3,860
Net income	—	—	—	5,304	—	—	—	5,304
Net change in marketable investments, net of tax	—	—	—	—	—	—	(11)	(11)
Foreign currency translation	—	—	—	—	—	—	746	746
Balance at June 30, 2023	24,512	$245	$269,371	$175,860	5,332	$(207,887)	$(5,944)	$231,645

	Six Months Ended June 30, 2024
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2023	24,684	$247	$278,057	$177,681	5,437	$(211,149)	$(4,571)	$240,265
Issuance of common stock under stock plans, including tax effects	213	2	(261)	—	—	—	—	(259)
Repurchases of common stock	—	—	—	—	404	(8,015)	—	(8,015)
Stock-based compensation expense	—	—	7,599	—	—	—	—	7,599
Net loss	—	—	—	(381)	—	—	—	(381)
Net change in marketable investments, net of tax	—	—	—	—	—	—	24	24
Foreign currency translation	—	—	—	—	—	—	(2,179)	(2,179)
Balance at June 30, 2024	24,897	$249	$285,395	$177,300	5,841	$(219,164)	$(6,726)	$237,054

	Six Months Ended June 30, 2023
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	24,367	$244	$261,766	$174,631	5,305	$(207,067)	$(7,918)	$221,656
Issuance of common stock under stock plans, including tax effects	145	1	580	—	—	—	—	581
Repurchases of common stock	—	—	—	—	27	(820)	—	(820)
Stock-based compensation expense	—	—	7,025	—	—	—	—	7,025
Net income	—	—	—	1,229	—	—	—	1,229
Net change in marketable investments, net of tax	—	—	—	—	—	—	22	22
Foreign currency translation	—	—	—	—	—	—	1,952	1,952
Balance at June 30, 2023	24,512	$245	$269,371	$175,860	5,332	$(207,887)	$(5,944)	$231,645

Equity Plans

Restricted stock unit activity for the six months ended June 30, 2024 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2023	999	$37.66
Granted	860	21.43
Vested	(206)	40.32
Forfeited	(73)	33.94
Unvested at June 30, 2024	1,580	$38.65

Stock option activity for the six months ended June 30, 2024 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2023	201	$33.93
Forfeited	(18)	37.06
Outstanding at June 30, 2024	183	$33.62	6.39	$—
Exercisable at June 30, 2024	87	$34.27	3.86	$—
Vested and expected to vest at June 30, 2024	183	$33.62	6.39	$—

No stock options were granted or exercised during the three and six months ended June 30, 2024.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of services and fulfillment	$2,513	$2,209	$4,635	$4,056
Selling and marketing	559	807	1,158	1,304
General and administrative	953	844	1,806	1,665
Total	$4,025	$3,860	$7,599	$7,025

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023		2024	2023
	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	5.36%	4.27%	5.00%	5.36%	4.27%	5.00%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	0.5 Years	4.75 Years	0.5 Years	0.5 Years	4.75 Years	0.5 Years
Expected volatility	39%	43%	46%	39%	43%	46%
Weighted average fair value	$5.46	$14.24	$9.47	$5.46	$14.24	$9.47

Treasury Stock

As of June 30, 2024, Forrester’s Board of Directors had authorized an aggregate $610.0 million to purchase common stock under its stock repurchase program, which includes an additional $25.0 million authorized in April 2024. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three and six months ended June 30, 2024, the Company repurchased approximately 0.2 million shares and 0.4 million shares of common stock at an aggregate cost of approximately $3.9 million and $8.0 million, respectively. During the three and six months ended June 30, 2023, the Company repurchased approximately 27 thousand shares of common stock at an aggregate cost of approximately $0.8 million. From the inception of the program through June 30, 2024, the Company repurchased 17.5 million shares of common stock at an aggregate cost of $522.1 million.

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

The following table rolls forward the activity in the restructuring accrual for the January 2023 action for the six months ended June 30, 2024 (in thousands):

Accrual at December 31, 2023	$48
Additional restructuring and related costs	14
Cash payments	(62)
Accrual at June 30, 2024	$—

In May 2023, the Company implemented a reduction in its workforce of approximately 8% across various geographies and functions to better align its cost structure and to streamline its sales and consulting organizations. The Company recorded $7.5 million of severance and related costs for this action during the second quarter of 2023. In addition, the Company closed certain of its smaller offices both inside and outside the U.S. in order to reduce facility costs and better match its facilities to its hybrid work strategy. As a result of closing the offices, the Company recorded restructuring costs of $2.3 million, which included $1.3 million related to right-of-use asset impairments and accelerated amortization and $0.6 million related to impairments of leasehold improvements. In addition, the Company incurred $0.7 million in contract termination costs. The Company anticipates that the accrued restructuring and related costs as of June 30, 2024 will be fully paid by the end of 2024.

The following table rolls forward the activity in the restructuring accrual for the May 2023 action for the six months ended June 30, 2024 (in thousands):

Accrual at December 31, 2023	$1,282
Additional restructuring and related costs	30
Cash payments	(919)
Accrual at June 30, 2024	$393

In February 2024, the Company implemented a reduction in its workforce of approximately 3% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $0.7 million of severance and related costs for this action during the fourth quarter of 2023, and $2.8 million during the first quarter of 2024. The Company also recorded a restructuring charge of $3.8 million during the first quarter of 2024 related to closing one floor of its offices located at 150 Spear Street, San Francisco, California, of which $3.2 million related to an impairment of a right-of-use asset and $0.6 million related to an impairment of leasehold improvements. The accrued restructuring and related costs as of June 30, 2024 will be fully paid by the end of 2024.

The following table rolls forward the activity in the restructuring accrual for the February 2024 action for the six months ended June 30, 2024 (in thousands):

Accrual at December 31, 2023	$732
Additional restructuring and related costs	6,662
Non-cash charge (included above)	(3,806)
Cash payments	(2,779)
Accrual at June 30, 2024	$809

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

The Consulting segment includes the revenues and the related costs of the Company’s project consulting organization. The project consulting organization delivers a majority of the Company’s project consulting revenue.

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

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended June 30, 2024
Research revenues	$83,663	$—	$—	$83,663
Consulting revenues	5,500	19,311	—	24,811
Events revenues	—	—	13,351	13,351
Total segment revenues	89,163	19,311	13,351	121,825
Segment expenses	(31,974)	(9,504)	(10,515)	(51,993)
Selling, marketing, administrative and other expenses				(55,923)
Amortization of intangible assets				(2,513)
Restructuring and related costs				(82)
Interest expense and other income				252
Income before income taxes				$11,566

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended June 30, 2023
Research revenues	$87,699	$—	$—	$87,699
Consulting revenues	7,003	22,967	—	29,970
Events revenues	—	—	17,920	17,920
Total segment revenues	94,702	22,967	17,920	135,589
Segment expenses	(32,536)	(11,429)	(10,524)	(54,489)
Selling, marketing, administrative and other expenses				(59,212)
Amortization of intangible assets				(3,068)
Restructuring and related costs				(10,532)
Interest expense and other income				(216)
Income before income taxes				$8,072

	Research Segment	Consulting Segment	Events Segment	Consolidated
Six Months Ended June 30, 2024
Research revenues	$160,244	$—	$—	$160,244
Consulting revenues	10,143	37,809	—	47,952
Events revenues	—	—	13,706	13,706
Total segment revenues	170,387	37,809	13,706	221,902
Segment expenses	(65,488)	(19,601)	(12,001)	(97,090)
Selling, marketing, administrative and other expenses				(111,057)
Amortization of intangible assets				(5,027)
Restructuring and related costs				(6,706)
Interest expense and other income				764
Income before income taxes				$2,786

	Research Segment	Consulting Segment	Events Segment	Consolidated
Six Months Ended June 30, 2023
Research revenues	$168,605	$—	$—	$168,605
Consulting revenues	14,922	46,798	—	61,720
Events revenues	—	—	18,934	18,934
Total segment revenues	183,527	46,798	18,934	249,259
Segment expenses	(68,043)	(23,782)	(12,155)	(103,980)
Selling, marketing, administrative and other expenses				(123,876)
Amortization of intangible assets				(6,134)
Restructuring and related costs				(12,121)
Interest expense and other income				(459)
Income before income taxes				$2,689

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

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV and wallet retention at the current year foreign currency rates and using the updated methodology as described on the investor relations section of our website. We have included the recast CV and wallet retention metric below for the six months ended June 30, 2023, and we have also provided recast CV and wallet retention amounts dating back to the second quarter of 2022, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Contract value	$323.0	$333.2	$(10.2)	(3%)
Client retention	73%	74%	(1) point
Wallet retention	89%	89%	—
Number of clients	2,220	2,604	(384)	(15%)

Contract value at June 30, 2024 decreased by 3% compared to the prior year period due to wallet retention being at 89% for the period (representing retention and enrichment of the prior year CV base) and new client acquisition not offsetting client retention of 73% (as shown by the decrease in the number of clients). Client retention decreased by 1 percentage point, and wallet retention was flat, at June 30, 2024 compared to the prior year period. However, both wallet retention and client retention increased by 1 percentage point compared to the prior quarter. The decrease in the number of clients from the prior year period is primarily attributable to 1) macroeconomic conditions affecting our client base including a) funding and budget pressure on our smaller technology clients and the technology industry in general, and b) the uncertain economic conditions during the past year caused by inflation, high interest rates, and geopolitical turbulence, and 2) the ongoing transition of our client base to our Forrester Decisions product platform that was launched in August 2021. As of June 30, 2024, approximately 73% of our overall CV was in our Forrester Decisions product platform. By the end of 2024, we anticipate that approximately 80% of our CV will be in our Forrester Decisions product platform. The remaining approximate 20% of CV will represent non-Forrester Decisions CV products, primarily reprints. The ongoing macroeconomic conditions and product transition are anticipated to continue to pressure our key metrics through 2024.

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

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Research revenues	68.7%	64.7%	72.2%	67.6%
Consulting revenues	20.4	22.1	21.6	24.8
Events revenues	10.9	13.2	6.2	7.6
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	42.0	40.3	43.2	41.7
Selling and marketing	33.0	30.7	35.9	33.3
General and administrative	11.9	11.3	12.8	14.7
Depreciation	1.7	1.5	1.9	1.6
Amortization of intangible assets	2.1	2.3	2.3	2.5
Restructuring costs	—	7.8	3.0	4.9
Income from operations	9.3	6.1	0.9	1.3
Interest expense	(0.6)	(0.5)	(0.6)	(0.6)
Other income, net	0.8	0.4	1.0	0.4
Income before income taxes	9.5	6.0	1.3	1.1
Income tax expense	4.3	2.1	1.5	0.6
Net income (loss)	5.2%	3.9%	(0.2%)	0.5%

Three and Six Months Ended June 30, 2024 and 2023

Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$121.8	$135.6	$(13.8)	(10%)
Research revenues	$83.7	$87.7	$(4.0)	(5%)
Consulting revenues	$24.8	$30.0	$(5.2)	(17%)
Events revenues	$13.4	$17.9	$(4.6)	(25%)
Revenues attributable to customers outside of the U.S.	$26.2	$28.0	$(1.8)	(6%)
Percentage of revenue attributable to customers outside of the U.S.	22%	21%	1 point

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$221.9	$249.3	$(27.4)	(11%)
Research revenues	$160.2	$168.6	$(8.4)	(5%)
Consulting revenues	$48.0	$61.7	$(13.8)	(22%)
Events revenues	$13.7	$18.9	$(5.2)	(28%)
Revenues attributable to customers outside of the U.S.	$49.7	$53.2	$(3.5)	(7%)
Percentage of revenue attributable to customers outside of the U.S.	22%	21%	1 point

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 5% during both the three and six months ended June 30, 2024 compared to the prior year periods primarily due to the decrease in CV, as discussed above. From a product perspective, the decrease in revenues was primarily due to a decline in revenue from our reprint product and our other smaller and discontinued products. In addition, revenue from our subscription research products declined 1% and 2% during the three and six months ended June 30, 2024, respectively.

Consulting revenues decreased 17% and 22% during the three and six months ended June 30, 2024, respectively, compared to the prior year periods. The decrease in revenues during the three and six months ended June 30, 2024 was due to a decrease in delivery of both advisory and consulting services due to lower client bookings.

Events revenues decreased 25% and 28% during the three and six months ended June 30, 2024, respectively, compared to the prior year periods. The decrease in revenues during the three and six months ended June 30, 2024 was due primarily to a decrease in sponsorship revenues as well as a decrease in event ticket revenue.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$51.2	$54.6	$(3.5)	(6%)
Cost of services and fulfillment as a percentage of total revenues	42%	40%	2 points
Service and fulfillment employees (at end of period)	725	812	(87)	(11%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$95.9	$103.9	$(8.1)	(8%)
Cost of services and fulfillment as a percentage of total revenues	43%	42%	1 point

Cost of services and fulfillment expenses decreased 6% during the three months ended June 30, 2024 compared to the prior year period. The decrease was primarily due to a $3.3 million decrease in compensation and benefit costs due to a decrease in headcount and incentive bonus costs.

Cost of services and fulfillment expenses decreased 8% during the six months ended June 30, 2024 compared to the prior year period. The decrease was primarily due to (1) a $7.4 million decrease in compensation and benefit costs due to a decrease in headcount and incentive bonus costs, partially offset by an increase in benefit costs (mainly due to a benefit during 2023 resulting from the introduction of the flexible vacation and personal paid time off policy in the United States) and (2) a $0.9 million decrease in professional services costs primarily due to a decrease in contractor costs. These decreases were partially offset by a $0.6 million increase in stock compensation expense.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$40.3	$41.6	$(1.3)	(3%)
Selling and marketing expenses as a percentage of total revenues	33%	31%	2 points
Selling and marketing employees (at end of period)	667	700	(33)	(5%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$79.7	$83.1	$(3.4)	(4%)
Selling and marketing expenses as a percentage of total revenues	36%	33%	3 points

Selling and marketing expenses decreased 3% during the three months ended June 30, 2024 compared to the prior year period. The decrease was primarily due to a $1.7 million decrease in compensation and benefit costs due to a decrease in headcount, commissions expense, and incentive bonus costs.

Selling and marketing expenses decreased 4% during the six months ended June 30, 2024 compared to the prior year period. The decrease was primarily due to a $4.1 million decrease in compensation and benefit costs due to a decrease in headcount, commissions expense, and incentive bonus costs, partially offset by an increase in benefit costs (mainly due to a benefit during 2023 resulting from the introduction of the flexible vacation and personal paid time off policy in the United States). This decrease was partially offset by a $0.8 million increase in professional services costs primarily due to an increase in consulting fees.

General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$14.4	$15.3	$(0.9)	(6%)
General and administrative expenses as a percentage of total revenues	12%	11%	1 point
General and administrative employees (at end of period)	264	281	(17)	(6%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$28.5	$36.5	$(8.0)	(22%)
General and administrative expenses as a percentage of total revenues	13%	15%	(2) points

General and administrative expenses decreased 6% during the three months ended June 30, 2024 compared to the prior year period. The decrease was primarily due to a $1.1 million decrease in compensation and benefit costs due to a decrease in headcount and incentive bonus costs.

General and administrative expenses decreased 22% during the six months ended June 30, 2024 compared to the prior year period. The decrease was primarily due to (1) a $5.8 million decrease in legal costs, due primarily to a $4.8 million provision for a legal settlement recorded in 2023 for a wage-related matter and related legal services and (2) a $2.8 million decrease in compensation and benefit costs due to a decrease in headcount and incentive bonus costs, partially offset by an increase in benefit costs (mainly due to a benefit during 2023 resulting from the introduction of the flexible vacation and personal paid time off policy in the United States). These decreases were partially offset by a $0.4 million increase in software costs.

Depreciation

The fluctuation for depreciation expense was immaterial during the three and six months ended June 30, 2024 compared to the prior year periods.

Amortization of Intangible Assets

Amortization expense decreased by $0.6 million and $1.1 million during the three and six months ended June 30, 2024, respectively, compared to the prior year periods due to a decrease in the amortization of trademark and technology intangible assets.

Restructuring and Related Costs

In May 2023, we implemented a reduction in our workforce of approximately 8% across various geographies and functions to better align our cost structure with our revised revenue outlook for the year, and to streamline our sales and consulting organizations to more efficiently go to market in support of driving contract value growth in the future. We recorded $7.5 million of severance and related costs for this action during the second quarter of 2023. In addition, we closed certain of our smaller offices both inside and outside the U.S. in order to reduce facility costs and better match our facilities to our hybrid work strategy. As a result of closing the offices, we recorded restructuring costs of $2.3 million, which included $1.3 million related to right-of-use asset impairments and accelerated amortization and $0.6 million related to impairments of leasehold improvements. We also incurred $0.7 million in contract termination costs. We anticipate the remaining $0.4 million of the severance and related costs for this plan, as of June 30, 2024, will be paid during 2024.

In February 2024, we implemented a reduction in our workforce of approximately 3% across various geographies and functions to better align our cost structure with the revenue outlook for the year. We recorded $0.7 million of severance and related costs for this action during the fourth quarter of 2023, and $2.8 million during the first quarter of 2024. We recorded a restructuring charge of $3.8 million during the first quarter of 2024 related to closing one floor of our offices in California, of which $3.2 million related to an impairment of a right-of-use asset and $0.6 million related to an impairment of leasehold improvements. We anticipate all of the severance and related costs for this plan to be paid during 2024.

Interest Expense

Interest expense consists of interest on our borrowings. The fluctuation for interest expense was immaterial during the three and six months ended June 30, 2024 compared to the prior year periods.

Other Income, Net

Other income, net primarily consists of interest income, gains and losses on foreign currency, and gains and losses on foreign currency forward contracts. Other income, net increased $0.5 million and $1.2 million during the three and six months ended June 30, 2024, respectively, compared to the prior year periods primarily due to an increase in interest income.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$5.3	$2.8	$2.5	91%
Effective tax rate	46%	34%	12 points

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$3.2	$1.5	$1.7	117%
Effective tax rate	114%	54%	60 points

The increase in the effective tax rate during the six months ended June 30, 2024 to 114% compared to 46% in the prior year period is primarily due to the following discrete tax items during the six months ended June 30, 2024: 1) increased tax expense from the settlement of share-based awards, 2) foreign withholding taxes due to the dissolution of a foreign subsidiary, and 3) a valuation allowance recorded against non-realizable state NOL carryforwards due to the dissolution of a domestic subsidiary. However, for the full year 2024, we anticipate that our effective tax rate will be in the range of 65% to 80%.

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

The Consulting segment includes the revenues and the related costs of our project consulting organization. The project consulting organization delivers a majority of our project consulting revenue.

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

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2024
Research revenues	$83,663	$—	$—	$83,663
Consulting revenues	5,500	19,311	—	24,811
Events revenues	—	—	13,351	13,351
Total segment revenues	89,163	19,311	13,351	121,825
Segment expenses	(31,974)	(9,504)	(10,515)	(51,993)
Year over year revenue change	(6%)	(16%)	(25%)	(10%)
Year over year expense change	(2%)	(17%)	(—%)	(5%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2023
Research revenues	$87,699	$—	$—	$87,699
Consulting revenues	7,003	22,967	—	29,970
Events revenues	—	—	17,920	17,920
Total segment revenues	94,702	22,967	17,920	135,589
Segment expenses	(32,536)	(11,429)	(10,524)	(54,489)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2024
Research revenues	$160,244	$—	$—	$160,244
Consulting revenues	10,143	37,809	—	47,952
Events revenues	—	—	13,706	13,706
Total segment revenues	170,387	37,809	13,706	221,902
Segment expenses	(65,488)	(19,601)	(12,001)	(97,090)
Year over year revenue change	(7%)	(19%)	(28%)	(11%)
Year over year expense change	(4%)	(18%)	(1%)	(7%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2023
Research revenues	$168,605	$—	$—	$168,605
Consulting revenues	14,922	46,798	—	61,720
Events revenues	—	—	18,934	18,934
Total segment revenues	183,527	46,798	18,934	249,259
Segment expenses	(68,043)	(23,782)	(12,155)	(103,980)

Research segment revenues decreased 6% and 7% during the three and six months ended June 30, 2024, respectively, compared to the prior year periods. For both the three and six months ended June 30, 2024, research product revenues within this segment decreased 5% primarily due to the decrease in CV, as discussed above. From a product perspective, the decrease in revenues was primarily due to a decline in revenue from our reprint product and our other smaller and discontinued products. In addition, revenue from our subscription research products declined 1% and 2% during the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2024, consulting product revenues within this segment decreased 21% and 32%, respectively, primarily due to decreased delivery of consulting and advisory services by our research analysts due primarily to lower client bookings for these services.

Research segment expenses decreased 2% and 4% during the three and six months ended June 30, 2024, respectively, compared to the prior year periods. The decrease in expenses during the three months ended June 30, 2024 was primarily due to a $1.0 million decrease in compensation and benefit costs primarily due to a decrease in headcount. The decrease in expenses during the six months ended June 30, 2024 was primarily due to a $2.8 million decrease in compensation and benefit costs primarily due to a decrease in headcount.

Consulting segment revenues decreased 16% and 19% during the three and six months ended June 30, 2024, respectively, compared to the prior year periods. The decrease in revenues during the three and six months ended June 30, 2024 was primarily due to a decrease in delivery of consulting services due to lower client bookings.

Consulting segment expenses decreased 17% and 18% during the three and six months ended June 30, 2024, respectively, compared to the prior year periods. The decrease in expenses during the three months ended June 30, 2024 was primarily due to a $1.6 million decrease in compensation and benefit costs primarily due to a decrease in headcount. The decrease in expenses during the six months ended June 30, 2024 was primarily due to (1) a $3.5 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $0.8 million decrease in professional services primarily due to a decrease in contractor costs.

Event segment revenues decreased 25% and 28% during the three and six months ended June 30, 2024, respectively, compared to the prior year periods. The decrease in revenues was due primarily to a decrease in sponsorship revenues as well as a decrease in event ticket revenue.

Event segment expenses were consistent during the three and six months ended June 30, 2024, respectively, compared to the prior year periods.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 72% of our revenues during the six months ended June 30, 2024, are generally renewable and are typically payable in advance. We used cash in operating activities of $2.3 million during the six months ended June 30, 2024 and generated cash of $15.8 million during the six months ended June 30, 2023. The $18.1 million decrease in cash provided from operations for the six months ended June 30, 2024 compared to the prior year period was primarily due to a $9.1 million decrease in cash generated from accounts receivable and deferred revenue due to a decrease in contract bookings and a $6.3 million variance from the change in accrued expenses and other liabilities, which was primarily due to a decrease in incentive bonus accruals in 2024.

During the six months ended June 30, 2024, we used cash in investing activities of $2.7 million primarily from $2.3 million of purchases of property and equipment, primarily consisting of computer software, and $0.4 million in net purchases of marketable investments. During the six months ended June 30, 2023, we generated cash from investing activities of $3.4 million primarily from $6.2 million in net maturities of marketable investments partially offset by $2.7 million of purchases of property and equipment, primarily consisting of computer software.

We used $8.3 million of cash from financing activities during the six months ended June 30, 2024 primarily due to $8.0 million for purchases of our common stock and $1.5 million in taxes paid related to net share settlements of restricted stock units, partially offset by $1.3 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used $15.2 million of cash in financing activities during the six months ended June 30, 2023 primarily due to $15.0 million of discretionary repayments of our revolving credit facility, $1.3 million in taxes paid related to net share settlements of restricted stock units, and $0.8 million for purchases of our common stock, partially offset by $1.8 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of June 30, 2024, our remaining stock repurchase authorization was approximately $87.9 million.

The Company has a credit facility that provides up to $150.0 million of revolving credit commitments. The credit facility has a balance of $35.0 million at June 30, 2024 and matures in December of 2026. The credit facility permits the Company to increase the revolving credit commitments in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of June 30, 2024 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 7 years. As of June 30, 2024, remaining non-cancelable lease payments are due as follows: $8.1 million in 2024, $26.3 million within 2025 and 2026, $8.6 million within 2027 and 2028, and $6.0 million beyond 2028.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of June 30, 2024, we had cash, cash equivalents, and marketable investments of $110.8 million. This balance includes $73.8 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through June 30, 2024, our Board of Directors authorized an aggregate $610.0 million to purchase common stock under our stock repurchase program, which includes an additional $25.0 million authorized in April 2024. During the quarter ended June 30, 2024, we purchased the following shares of our common stock under the stock repurchase program:

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total Number of	Average Price	Purchased as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
Period	(#)	($)	(#)	(In thousands)
April 1 - April 30	132,000	$19.70	132,000	$89,186
May 1 - May 31	70,000	$18.82	70,000	$87,869
June 1 - June 30	—	$—	—	$87,869
Total for the quarter	202,000		202,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 5, 2024