Form 10-Q
period 2024-09-30
FORRESTER RESEARCH, INC.
filed 2024-11-08
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

As of November 4, 2024, 18,996,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$62,754	$72,909
Marketable investments	52,178	51,580
Accounts receivable, net of allowance for expected credit losses of $578 and $574 as of September 30, 2024 and December 31, 2023, respectively	39,165	58,999
Deferred commissions	16,196	23,207
Prepaid expenses and other current assets	23,574	9,305
Total current assets	193,867	216,000
Property and equipment, net	12,686	19,401
Operating lease right-of-use assets	29,671	39,722
Goodwill	230,247	244,257
Intangible assets, net	29,691	37,637
Other assets	9,097	7,157
Total assets	$505,259	$564,174
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,575	$1,796
Accrued expenses and other current liabilities	43,270	81,482
Deferred revenue	153,155	156,798
Total current liabilities	198,000	240,076
Long-term debt	35,000	35,000
Non-current operating lease liabilities	28,422	37,673
Other non-current liabilities	9,503	11,160
Total liabilities	270,925	323,909
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 25,092 and 24,684 shares as of September 30, 2024 and December 31, 2023, respectively
Outstanding - 18,983 and 19,248 shares as of September 30, 2024 and December 31, 2023, respectively	251	247
Additional paid-in capital	289,191	278,057
Retained earnings	171,502	177,681
Treasury stock - 6,109 and 5,437 shares as of September 30, 2024 and December 31, 2023, respectively	(224,133)	(211,149)
Accumulated other comprehensive loss	(2,477)	(4,571)
Total stockholders’ equity	234,334	240,265
Total liabilities and stockholders’ equity	$505,259	$564,174

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Research	$77,070	$80,606	$237,314	$249,211
Consulting	23,369	28,237	71,321	89,957
Events	2,088	4,588	15,794	23,522
Total revenues	102,527	113,431	324,429	362,690
Operating expenses:
Cost of services and fulfillment	42,174	47,978	138,028	151,884
Selling and marketing	38,273	39,967	117,948	123,080
General and administrative	15,738	15,108	44,234	51,650
Depreciation	1,957	2,262	6,079	6,557
Amortization of intangible assets	2,404	3,041	7,431	9,175
Restructuring costs	937	19	7,643	12,140
Loss from sale of divested operation	1,775	—	1,775	—
Total operating expenses	103,258	108,375	323,138	354,486
Income (loss) from operations	(731)	5,056	1,291	8,204
Interest expense	(770)	(763)	(2,295)	(2,286)
Other income, net	427	568	2,716	1,632
Income (loss) before income taxes	(1,074)	4,861	1,712	7,550
Income tax expense	4,724	2,377	7,891	3,837
Net income (loss)	$(5,798)	$2,484	$(6,179)	$3,713
Basic income (loss) per common share	$(0.30)	$0.13	$(0.32)	$0.19
Diluted income (loss) per common share	$(0.30)	$0.13	$(0.32)	$0.19
Basic weighted average common shares outstanding	19,065	19,191	19,147	19,164
Diluted weighted average common shares outstanding	19,065	19,289	19,147	19,239

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$(5,798)	$2,484	$(6,179)	$3,713

Other comprehensive income (loss), net of tax:
Foreign currency translation	4,142	(2,435)	1,963	(483)
Net change in market value of investments	107	30	131	52
Other comprehensive income (loss)	4,249	(2,405)	2,094	(431)
Comprehensive income (loss)	$(1,549)	$79	$(4,085)	$3,282

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(6,179)	$3,713
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,079	6,557
Impairment of property and equipment	991	600
Amortization of intangible assets	7,431	9,175
Deferred income taxes	(359)	(4,106)
Stock-based compensation	11,202	11,169
Operating lease right-of-use assets amortization and impairments	10,728	9,089
Loss from sale of divested operation	1,775	—
Other, net	1,172	134
Changes in assets and liabilities:
Accounts receivable	16,852	32,288
Deferred commissions	6,813	8,000
Prepaid expenses and other current assets	(6,435)	(1,002)
Accounts payable	(219)	403
Accrued expenses and other liabilities	(36,455)	(34,839)
Deferred revenue	(4,479)	(20,809)
Operating lease liabilities	(10,948)	(10,581)
Net cash provided by (used in) operating activities	(2,031)	9,791
Cash flows from investing activities:
Purchases of property and equipment	(2,743)	(3,903)
Purchases of marketable investments	(55,800)	(964)
Proceeds from maturities of marketable investments	49,735	11,138
Proceeds from sales of marketable investments	7,650	—
Proceeds from sale of divested operation	6,000	—
Other investing activity	(68)	33
Net cash provided by investing activities	4,774	6,304
Cash flows from financing activities:
Payments on borrowings	—	(15,000)
Repurchases of common stock	(12,984)	(4,082)
Debt issuance costs	—	(25)
Proceeds from issuance of common stock under employee equity incentive plans	2,426	3,485
Taxes paid related to net share settlements of stock-based compensation awards	(2,490)	(2,620)
Net cash used in financing activities	(13,048)	(18,242)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	259	242
Net change in cash, cash equivalents and restricted cash	(10,046)	(1,905)
Cash, cash equivalents and restricted cash, beginning of period	75,042	105,654
Cash, cash equivalents and restricted cash, end of period	$64,996	$103,749
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,762	$1,944
Cash paid for income taxes	$8,542	$10,583

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2024 may not be indicative of the results for the year ending December 31, 2024, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents shown in balance sheets	$62,754	$101,706
Restricted cash classified in other assets (1):	2,242	2,043
Cash, cash equivalents and restricted cash shown in statement of cash flows	$64,996	$103,749

(1)
Restricted cash consists of collateral required for leased office space. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard enhances the disclosures of reportable segment information, primarily in regards to significant segment expenses. The new standard will be effective for the Company for the annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The adoption of the standard will result in expanded disclosure of expenses for each reporting unit in the Company's segment footnote.

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

Note 2 — Divestiture

In August 2024, the Company completed the sale of a non-core product line, FeedbackNow, for approximately $17.6 million. The Company received $6.0 million in cash from the sale, along with a note receivable of $9.0 million that is payable by the third quarter of 2025, and a non-marketable equity investment in the acquirer valued at $2.6 million, which is accounted for under the cost method. The Company recorded a pre-tax loss of $1.8 million on the sale of FeedbackNow, which is included in Loss from sale of divested operation in the Consolidated Statements of Operations for the three and nine months ended September 30, 2024. The FeedbackNow product line was included in the Company’s Research segment. The principal components of the assets divested included goodwill, property and equipment, and accounts receivable, with carrying amounts of $14.8 million, $2.2 million, and $2.4 million, respectively, while the liabilities transferred with the sale primarily consisted of deferred revenue with a carrying amount of $1.8 million.

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$13,300	$105	$(8)	$13,397
Money market funds	38,781	—	—	38,781
Total	$52,081	$105	$(8)	$52,178

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$18,049	$—	$(72)	$17,977
Federal agency obligations	2,000	—	(7)	1,993
Money market funds	31,610	—	—	31,610
Total	$51,659	$—	$(79)	$51,580

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Sales of marketable investments during 2024 primarily represent redemptions from non-U.S. based money market funds, and there were no realized gains or losses on sales of marketable investments during the three and nine months ended September 30, 2024 and 2023.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of September 30, 2024 (in thousands).

	FY 2024	FY 2025	FY 2026	FY 2027	Total
Corporate obligations	$1,994	$6,066	$4,322	$1,015	$13,397
Money market funds	38,781	—	—	—	38,781
Total	$40,775	$6,066	$4,322	$1,015	$52,178

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2024
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$—	$—	$2,983	$8
Total	$—	$—	$2,983	$8

	As of December 31, 2023
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$13,098	$8	$4,879	$64
Federal agency obligations	—	—	1,993	7
Total	$13,098	$8	$6,872	$71

Note 4 — Goodwill and Other Intangible Assets

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

The Company performed its annual impairment testing as of November 30, 2023 utilizing a quantitative assessment to determine if the fair values of each of its reporting units was less than their respective carrying values and concluded that no impairments existed. Subsequent to completing the annual test and through September 30, 2024, there were no events or circumstances that required an interim impairment test. Accordingly, as of September 30, 2024, the Company had no accumulated goodwill impairment losses. Approximately $8.2 million of goodwill is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of the date of the last test.

The change in the carrying amount of goodwill for the nine months ended September 30, 2024 is summarized as follows (in thousands):

Total
Balance at December 31, 2023	$244,257
Dispositions (1)	(14,795)
Translation adjustments	785
Balance at September 30, 2024	$230,247
(1)
See Note 2 - Divestiture for additional information. The amount of goodwill allocated to the divestiture was determined using a relative fair value approach.

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	September 30, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$47,865	$29,135
Technology	13,000	12,976	24
Trademarks	12,000	11,468	532
Total	$102,000	$72,309	$29,691

	December 31, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,640	$42,091	$35,549
Technology	16,524	15,950	574
Trademarks	12,519	11,005	1,514
Total	$106,683	$69,046	$37,637

Estimated intangible asset amortization expense for each of the five succeeding years is as follows (in thousands):

2024 (remainder)	$2,217
2025	8,734
2026	8,335
2027	8,324
2028	2,081
Total	$29,691

Note 5 — Debt

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

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of September 30, 2024.

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

Up to $5.0 million of the credit facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of September 30, 2024, $0.6 million in letters of credit were issued under the credit facility.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	September 30, 2024	December 31, 2023
Credit facility	$35,000	$35,000

The contractual annualized interest rate as of September 30, 2024 was 6.20%.

The Company had $114.4 million of available borrowing capacity on the credit facility (not including the expansion feature) as of September 30, 2024. The weighted average annual effective interest rate for the three and nine months ended September 30, 2024, was 6.66% and 6.68%, respectively.

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

Note 6 — Leases

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,
	2024	2023
Operating lease cost	$2,902	$3,068
Short-term lease cost	291	228
Variable lease cost	1,311	1,257
Sublease income	(133)	(130)
Total lease cost	$4,371	$4,423

	For the Nine Months Ended September 30,
	2024	2023
Operating lease cost	$8,893	$9,622
Short-term lease cost	737	747
Variable lease cost	3,579	3,113
Sublease income	(394)	(391)
Total lease cost	$12,815	$13,091

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$10,948	$10,442
Operating lease ROU assets obtained in exchange for lease obligations	$408	$1,110
Weighted-average remaining lease term - operating leases (years)	3.8	4.5
Weighted-average discount rate - operating leases	4.2%	4.3%

Future minimum lease payments under non-cancelable leases and estimated future sublease cash receipts from non-cancelable arrangements as of September 30, 2024 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Cash Receipts
2024 (remainder)	$3,960	$158
2025	14,044	—
2026	12,348	—
2027	5,798	—
2028	2,962	—
Thereafter	6,187	—
Total lease payments and estimated sublease cash receipts	45,299	$158
Less imputed interest	(3,717)
Present value of lease liabilities	$41,582

Lease balances as of September 30, 2024 are as follows (in thousands):

Operating lease ROU assets	$29,671

Short-term operating lease liabilities (1)	$13,160
Non-current operating lease liabilities	28,422
Total operating lease liabilities	$41,582

(1)
Included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions, or covenants.

During the nine months ended September 30, 2024, the Company recorded $3.6 million of ROU asset impairments and $1.0 million of leasehold improvements impairments related to closing the 10th and 11th floors of its offices located in San Francisco, California. During the nine months ended September 30, 2023, the Company recorded ROU asset impairments of $0.8 million related to closing the 10th floor of its offices located in San Francisco and one other smaller office location. The impairments are included in restructuring and related costs in the Consolidated Statements of Operations. As a result of the impairments, the ROU assets were required to be recorded at their estimated fair values as Level 3 non-financial assets. The fair values of the asset groups were determined using a discounted cash flow model, which required the use of estimates, including projected cash flows for the related assets, the selection of a discount rate used in the model, and regional real estate industry data.

Note 7 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues: (1)	2024	2023	2024	2023
North America	$81,932	$91,580	$260,611	$296,257
Europe	13,274	13,778	41,715	43,053
Asia Pacific	5,058	6,074	15,259	17,593
Other	2,263	1,999	6,844	5,787
Total	$102,527	$113,431	$324,429	$362,690

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of September 30, 2024 or 2023.

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

During the three months ended September 30, 2024 and 2023, the Company recognized $22.7 million and $27.9 million of revenue, respectively, related to its deferred revenue balance at the beginning of each such period. During the nine months ended September 30, 2024 and 2023, the Company recognized $133.2 million and $153.8 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $346.2 million of revenue is expected to be recognized during the next 24 months from remaining performance obligations as of September 30, 2024.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the nine months ended September 30, 2024 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2023	$574
Provision for expected credit losses	402
Write-offs	(398)
Balance at September 30, 2024	$578

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions in the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended September 30, 2024 and 2023 was $8.4 million and $9.2 million, respectively. Amortization expense related to deferred commissions for the nine months ended September 30, 2024 and 2023 was $26.2 million and $28.3 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the nine months ended September 30, 2024 and 2023.

Note 8 — Derivatives and Hedging

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

During the nine months ended September 30, 2024, the Company entered into eight foreign currency forward exchange contracts, all of which settled by September 30, 2024. Accordingly, as of September 30, 2024, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the nine months ended September 30, 2023, the Company entered into nine foreign currency forward exchange contracts, all of which settled by September 30, 2023. Accordingly, as of September 30, 2023, there is no amount recorded in the Consolidated Balance Sheets for these contracts.

The Company’s derivative counterparties are investment grade financial institutions. The Company does not have any collateral arrangements with these counterparties and the derivative contracts do not contain credit risk-related contingent features. The table below provides information regarding income (expense) recognized in the Consolidated Statements of Operations for the derivative contracts for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2024	2023	2024	2023
Other income, net	$84	$(99)	$68	$(33)

Note 9 — Fair Value Measurements

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$53,352	$—	$53,352
Marketable investments (3)	—	13,397	13,397
Total Assets	$53,352	$13,397	$66,749

	As of December 31, 2023
	Level 1	Level 2	Total
Assets:
Money market funds (2)	$55,128	$—	$55,128
Marketable investments (3)	—	19,970	19,970
Total Assets	$55,128	$19,970	$75,098

(1)
U.S. based funds of $14.6 million are included in cash and cash equivalents and non-U.S. based funds of $38.8 million are included in marketable investments in the Consolidated Balance Sheets.
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

During the nine months ended September 30, 2024, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets and liabilities.

Note 10 — Income Taxes

Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Certain items such as changes in tax rates, tax benefits or expense related to settlements of share-based awards, tax effects of foreign currency gains or losses, and the tax effect from the divestment of operations are treated as discrete items and are recorded in the period in which they arise.

Income tax expense for the nine months ended September 30, 2024 was $7.9 million resulting in an effective tax rate of 460.9% for the period. Income tax expense for the nine months ended September 30, 2023 was $3.8 million resulting in an effective tax rate of 50.8% for the period.

The increase in the effective tax rate during the 2024 period was primarily due to increased tax expense from the sale of the FeedbackNow product line of $3.5 million, settlement of shared-based awards of $1.7 million, foreign withholding taxes due to the dissolution of a foreign subsidiary of $0.3 million, and a valuation allowance recorded against non-realizable state NOL carryforwards due to the dissolution of a domestic subsidiary of $0.5 million.

Note 11 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at June 30, 2024	$(36)	$(6,690)	$(6,726)
Foreign currency translation (1)	—	3,910	3,910
Reclassification adjustment for write-off of foreign currency translation loss (2)	—	232	232
Unrealized gain, net of tax of $(36)	107	—	107
Balance at September 30, 2024	$71	$(2,548)	$(2,477)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at June 30, 2023	$(137)	$(5,807)	$(5,944)
Foreign currency translation (1)	—	(2,435)	(2,435)
Unrealized gain, net of tax of $(10)	30	—	30
Balance at September 30, 2023	$(107)	$(8,242)	$(8,349)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2023	$(60)	$(4,511)	$(4,571)
Foreign currency translation (1)	—	1,731	1,731
Reclassification adjustment for write-off of foreign currency translation loss (2)	—	232	232
Unrealized gain, net of tax of $(44)	131	—	131
Balance at September 30, 2024	$71	$(2,548)	$(2,477)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2022	$(159)	$(7,759)	$(7,918)
Foreign currency translation (1)	—	(483)	(483)
Unrealized gain, net of tax of $(17)	52	—	52
Balance at September 30, 2023	$(107)	$(8,242)	$(8,349)

(1)
The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments as it intends to permanently reinvest undistributed earnings of its foreign subsidiaries.
(2)
The reclassification adjustment for the write-off of a foreign currency translation loss relates to the liquidation of a non-U.S. subsidiary during 2024 and is reported in restructuring costs in the Consolidated Statements of Operations.

Note 12 — Net Income (Loss) Per Common Share

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	19,065	19,191	19,147	19,164
Weighted average common equivalent shares	—	98	—	75
Diluted weighted average common shares outstanding	19,065	19,289	19,147	19,239
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,611	631	1,263	649

Note 13 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended September 30, 2024
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2024	24,897	$249	$285,395	$177,300	5,841	$(219,164)	$(6,726)	$237,054
Issuance of common stock under stock plans, including tax effects	195	2	193	—	—	—	—	195
Repurchases of common stock	—	—	—	—	268	(4,969)	—	(4,969)
Stock-based compensation expense	—	—	3,603	—	—	—	—	3,603
Net loss	—	—	—	(5,798)	—	—	—	(5,798)
Net change in marketable investments, net of tax	—	—	—	—	—	—	107	107
Foreign currency translation	—	—	—	—	—	—	4,142	4,142
Balance at September 30, 2024	25,092	$251	$289,191	$171,502	6,109	$(224,133)	$(2,477)	$234,334

	Three Months Ended September 30, 2023
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2023	24,512	$245	$269,371	$175,860	5,332	$(207,887)	$(5,944)	$231,645
Issuance of common stock under stock plans, including tax effects	160	2	282	—	—	—	—	284
Repurchases of common stock	—	—	—	—	105	(3,262)	—	(3,262)
Stock-based compensation expense	—	—	4,144	—	—	—	—	4,144
Net income	—	—	—	2,484	—	—	—	2,484
Net change in marketable investments, net of tax	—	—	—	—	—	—	30	30
Foreign currency translation	—	—	—	—	—	—	(2,435)	(2,435)
Balance at September 30, 2023	24,672	$247	$273,797	$178,344	5,437	$(211,149)	$(8,349)	$232,890

	Nine Months Ended September 30, 2024
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	24,684	$247	$278,057	$177,681	5,437	$(211,149)	$(4,571)	$240,265
Issuance of common stock under stock plans, including tax effects	408	4	(68)	—	—	—	—	(64)
Repurchases of common stock	—	—	—	—	672	(12,984)	—	(12,984)
Stock-based compensation expense	—	—	11,202	—	—	—	—	11,202
Net loss	—	—	—	(6,179)	—	—	—	(6,179)
Net change in marketable investments, net of tax	—	—	—	—	—	—	131	131
Foreign currency translation	—	—	—	—	—	—	1,963	1,963
Balance at September 30, 2024	25,092	$251	$289,191	$171,502	6,109	$(224,133)	$(2,477)	$234,334

	Nine Months Ended September 30, 2023
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	24,367	$244	$261,766	$174,631	5,305	$(207,067)	$(7,918)	$221,656
Issuance of common stock under stock plans, including tax effects	305	3	862	—	—	—	—	865
Repurchases of common stock	—	—	—	—	132	(4,082)	—	(4,082)
Stock-based compensation expense	—	—	11,169	—	—	—	—	11,169
Net income	—	—	—	3,713	—	—	—	3,713
Net change in marketable investments, net of tax	—	—	—	—	—	—	52	52
Foreign currency translation	—	—	—	—	—	—	(483)	(483)
Balance at September 30, 2023	24,672	$247	$273,797	$178,344	5,437	$(211,149)	$(8,349)	$232,890

Equity Plans

Restricted stock unit activity for the nine months ended September 30, 2024 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2023	999	$37.66
Granted	876	21.38
Vested	(380)	38.15
Forfeited	(146)	31.52
Unvested at September 30, 2024	1,349	$27.61

Stock option activity for the nine months ended September 30, 2024 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2023	201	$33.93
Forfeited	(31)	37.46
Outstanding at September 30, 2024	170	$33.29	6.59	$—
Exercisable at September 30, 2024	74	$33.62	4.22	$—
Vested and expected to vest at September 30, 2024	170	$33.29	6.59	$—

No stock options were granted or exercised during the three and nine months ended September 30, 2024.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of services and fulfillment	$2,142	$2,449	$6,777	$6,505
Selling and marketing	528	790	1,685	2,094
General and administrative	933	905	2,740	2,570
Total	$3,603	$4,144	$11,202	$11,169

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023		2024	2023
	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	4.55%	4.27%	5.51%	4.55%	4.27%	5.51%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	0.5 Years	4.75 Years	0.5 Years	0.5 Years	4.75 Years	0.5 Years
Expected volatility	38%	43%	35%	38%	43%	35%
Weighted average fair value	$4.86	$14.24	$7.90	$4.86	$14.24	$7.90

Treasury Stock

As of September 30, 2024, Forrester’s Board of Directors had authorized an aggregate $610.0 million to purchase common stock under its stock repurchase program, which includes an additional $25.0 million authorized in April 2024. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three and nine months ended September 30, 2024, the Company repurchased approximately 0.3 million shares and 0.7 million shares of common stock at an aggregate cost of approximately $5.0 million and $13.0 million, respectively. During each of the three and nine months ended September 30, 2023, the Company repurchased approximately 0.1 million shares of common stock at an aggregate cost of approximately $3.3 and $4.1 million, respectively. From the inception of the program through September 30, 2024, the Company repurchased 17.8 million shares of common stock at an aggregate cost of $527.1 million.

Note 14 — Restructuring and Related Costs

In January 2023, the Company implemented a reduction in its workforce of approximately 4% across various geographies and functions to streamline operations. The Company recorded $4.3 million of severance and related costs for this action during the fourth quarter of 2022, and $0.6 million during the first quarter of 2023. The Company also recorded a restructuring charge of $5.0 million during the fourth quarter of 2022 related to closing one floor of its offices located at 150 Spear Street, San Francisco, California, of which $3.7 million related to an impairment of a right-of-use asset and $1.3 million related to an impairment of leasehold improvements. In the first quarter of 2023, the Company recorded an incremental $0.4 million impairment to its California office and a $0.6 million charge for the write-off of a previously capitalized software project. During the third quarter of 2024, the Company recorded an incremental $0.5 million impairment to its California office.

The following table rolls forward the activity in the restructuring accrual for the January 2023 action for the nine months ended September 30, 2024 (in thousands):

Accrual at December 31, 2023	$48
Additional restructuring and related costs	506
Non-cash charge (included above)	(492)
Cash payments	(62)
Accrual at September 30, 2024	$—

In May 2023, the Company implemented a reduction in its workforce of approximately 8% across various geographies and functions to better align its cost structure and to streamline its sales and consulting organizations. The Company recorded $7.5 million of severance and related costs for this action during the second quarter of 2023. In addition, the Company closed certain of its smaller offices both inside and outside the U.S. in order to reduce facility costs and better match its facilities to its hybrid work strategy. As a result of closing the offices, the Company recorded restructuring costs of $2.3 million, which included $1.3 million related to right-of-use asset impairments and accelerated amortization and $0.6 million related to impairments of leasehold improvements. In addition, the Company incurred $0.7 million in contract termination costs. During the third quarter of 2024, the Company recognized $0.2 million of expense from the write-off of foreign currency translation adjustments related to the liquidation of a small foreign operation.

The following table rolls forward the activity in the restructuring accrual for the May 2023 action for the nine months ended September 30, 2024 (in thousands):

Accrual at December 31, 2023	$1,282
Additional restructuring and related costs	262
Non-cash charge (included above)	(232)
Cash payments	(943)
Accrual at September 30, 2024	$369

In February 2024, the Company implemented a reduction in its workforce of approximately 3% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $0.7 million of severance and related costs for this action during the fourth quarter of 2023, and $2.8 million during the first quarter of 2024. The Company also recorded a restructuring charge of $3.8 million during the first quarter of 2024 related to closing one floor of its offices located at 150 Spear Street, San Francisco, California, of which $3.2 million related to an impairment of a right-of-use asset and $0.6 million related to an impairment of leasehold improvements. During the third quarter of 2024, the Company recorded an incremental $0.2 million impairment to its California office. The accrued restructuring and related costs as of September 30, 2024 will be fully paid by the end of 2024.

The following table rolls forward the activity in the restructuring accrual for the February 2024 action for the nine months ended September 30, 2024 (in thousands):

Accrual at December 31, 2023	$732
Additional restructuring and related costs	6,875
Non-cash charge (included above)	(4,060)
Cash payments	(3,435)
Accrual at September 30, 2024	$112

Note 15 — Operating Segments

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

The Research segment includes the revenues from all of the Company’s research products as well as consulting revenues primarily from advisory services (such as speeches and advisory days) delivered by the Company’s research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the costs of the product management organization responsible for product pricing and packaging, and the launch of new products. During the third quarter of 2024, the Company realigned the reporting structure of its technology teams and as such certain technology costs are no longer reported within the Research segment, and are now reported within the line selling, marketing, administrative and other expenses. Prior period amounts have been recast to conform to the current presentation.

The Consulting segment includes the revenues and the related costs of the Company’s project consulting organization. The project consulting organization delivers a majority of the Company’s project consulting revenue.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting the Company's events.

The Company evaluates reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring and related costs, loss from sale of divested operation, interest expense, and other income. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended September 30, 2024
Research revenues	$77,070	$—	$—	$77,070
Consulting revenues	4,335	19,034	—	23,369
Events revenues	—	—	2,088	2,088
Total segment revenues	81,405	19,034	2,088	102,527
Segment expenses	(27,886)	(9,580)	(3,042)	(40,508)
Selling, marketing, administrative and other expenses				(57,634)
Amortization of intangible assets				(2,404)
Restructuring and related costs				(937)
Loss from sale of divested operation				(1,775)
Interest expense and other income				(343)
Loss before income taxes				$(1,074)

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended September 30, 2023
Research revenues	$80,606	$—	$—	$80,606
Consulting revenues	6,517	21,720	—	28,237
Events revenues	—	—	4,588	4,588
Total segment revenues	87,123	21,720	4,588	113,431
Segment expenses	(30,089)	(10,739)	(4,031)	(44,859)
Selling, marketing, administrative and other expenses				(60,456)
Amortization of intangible assets				(3,041)
Restructuring and related costs				(19)
Interest expense and other income				(195)
Income before income taxes				$4,861

	Research Segment	Consulting Segment	Events Segment	Consolidated
Nine Months Ended September 30, 2024
Research revenues	$237,314	$—	$—	$237,314
Consulting revenues	14,478	56,843	—	71,321
Events revenues	—	—	15,794	15,794
Total segment revenues	251,792	56,843	15,794	324,429
Segment expenses	(90,080)	(29,181)	(15,043)	(134,304)
Selling, marketing, administrative and other expenses				(171,985)
Amortization of intangible assets				(7,431)
Restructuring and related costs				(7,643)
Loss from sale of divested operation				(1,775)
Interest expense and other income				421
Income before income taxes				$1,712

	Research Segment	Consulting Segment	Events Segment	Consolidated
Nine Months Ended September 30, 2023
Research revenues	$249,211	$—	$—	$249,211
Consulting revenues	21,439	68,518	—	89,957
Events revenues	—	—	23,522	23,522
Total segment revenues	270,650	68,518	23,522	362,690
Segment expenses	(94,477)	(34,521)	(16,186)	(145,184)
Selling, marketing, administrative and other expenses				(187,987)
Amortization of intangible assets				(9,175)
Restructuring and related costs				(12,140)
Interest expense and other income				(654)
Income before income taxes				$7,550

Note 16 — Contingencies

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

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV and wallet retention at the current year foreign currency rates and using the updated methodology as described on the investor relations section of our website. In addition, due to the divestiture of the FeedbackNow product line in the third quarter of 2024, we have recast our historical metrics to exclude FeedbackNow products and clients. We have included the recast metrics below for the nine months ended September 30, 2023, and we have also provided recast metrics dating back to the third quarter of 2022, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Contract value	$315.2	$331.2	$(16.0)	(5%)
Client retention	73%	73%	—
Wallet retention	89%	89%	—
Number of clients	2,002	2,338	(336)	(14%)

Contract value at September 30, 2024 decreased by 5% compared to the prior year period due to wallet retention being at 89% for the period (representing retention and enrichment of the prior year CV base) and new client acquisition not fully offsetting the net retention loss. Client retention and wallet retention were both flat at September 30, 2024 compared to the prior year period. However, client retention increased by 1 percentage point and wallet retention was flat, compared to the prior quarter. The decrease in the number of clients from the prior year period is primarily attributable to 1) macroeconomic conditions affecting our client base including a) funding and budget pressure on our smaller technology clients and the technology industry in general, and b) the uncertain economic conditions during the past year caused by inflation, high interest rates, and geopolitical turbulence, and 2) the ongoing transition of our client base to our Forrester Decisions product platform that was launched in August 2021. As of September 30, 2024, approximately 78% of our overall CV was in our Forrester Decisions product platform. By the end of 2024, we anticipate that over 80% of our CV will be in our Forrester Decisions product platform. The remaining CV will represent non-Forrester Decisions CV products, primarily reprints, with less than 5% in our heritage research products. The ongoing macroeconomic conditions and product transition are anticipated to continue to pressure our key metrics through 2024.

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

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Research revenues	75.2%	71.1%	73.1%	68.7%
Consulting revenues	22.8	24.9	22.0	24.8
Events revenues	2.0	4.0	4.9	6.5
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	41.1	42.3	42.5	41.9
Selling and marketing	37.3	35.2	36.4	33.9
General and administrative	15.4	13.3	13.6	14.2
Depreciation	1.9	2.0	1.9	1.8
Amortization of intangible assets	2.3	2.7	2.3	2.5
Restructuring costs	1.0	—	2.4	3.4
Loss from sale of divested operation	1.7	—	0.5	—
Income (loss) from operations	(0.7)	4.5	0.4	2.3
Interest expense	(0.8)	(0.7)	(0.7)	(0.6)
Other income, net	0.5	0.5	0.8	0.4
Income (loss) before income taxes	(1.0)	4.3	0.5	2.1
Income tax expense	4.7	2.1	2.4	1.1
Net income (loss)	(5.7%)	2.2%	(1.9%)	1.0%

Three and Nine Months Ended September 30, 2024 and 2023

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$102.5	$113.4	$(10.9)	(10%)
Research revenues	$77.1	$80.6	$(3.5)	(4%)
Consulting revenues	$23.4	$28.2	$(4.9)	(17%)
Events revenues	$2.1	$4.6	$(2.5)	(54%)
Revenues attributable to customers outside of the U.S.	$23.6	$25.8	$(2.2)	(9%)
Percentage of revenue attributable to customers outside of the U.S.	23%	23%	—

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$324.4	$362.7	$(38.3)	(11%)
Research revenues	$237.3	$249.2	$(11.9)	(5%)
Consulting revenues	$71.3	$90.0	$(18.6)	(21%)
Events revenues	$15.8	$23.5	$(7.7)	(33%)
Revenues attributable to customers outside of the U.S.	$73.4	$79.0	$(5.6)	(7%)
Percentage of revenue attributable to customers outside of the U.S.	23%	22%	1 point

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 4% and 5% during the three and nine months ended September 30, 2024, respectively, compared to the prior year periods primarily due to the decrease in CV, as discussed above. From a product perspective, the decrease in revenues was primarily due to a decline in revenue from our reprint product and our other smaller and discontinued products. In addition, revenue from our subscription research products declined 1% and 2% during the three and nine months ended September 30, 2024, respectively.

Consulting revenues decreased 17% and 21% during the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. The decrease in revenues during the three and nine months ended September 30, 2024 was due to a decrease in delivery of consulting services due to lower client bookings.

Events revenues decreased 54% and 33% during the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. The decrease in revenues during the three and nine months ended September 30, 2024 was due primarily to a decrease in sponsorship revenues and a decrease in event ticket revenue.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$42.2	$48.0	$(5.8)	(12%)
Cost of services and fulfillment as a percentage of total revenues	41%	42%	(1) point
Service and fulfillment employees (at end of period)	690	790	(100)	(13%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$138.0	$151.9	$(13.9)	(9%)
Cost of services and fulfillment as a percentage of total revenues	43%	42%	1 point

Cost of services and fulfillment expenses decreased 12% during the three months ended September 30, 2024 compared to the prior year period. The decrease was primarily due to (1) a $4.7 million decrease in compensation and benefit costs due to a decrease in headcount and incentive bonus costs and (2) a $0.9 million decrease in event expenses.

Cost of services and fulfillment expenses decreased 9% during the nine months ended September 30, 2024 compared to the prior year period. The decrease was primarily due to (1) a $12.1 million decrease in compensation and benefit costs due to a decrease in headcount and incentive bonus costs, partially offset by an increase in benefit costs (mainly due to a benefit during 2023 resulting from the introduction of the flexible vacation and personal paid time off policy in the United States), (2) a $1.0 million decrease in event expenses, (3) a $0.6 million decrease in professional services costs primarily due to a decrease in contractor costs, and (4) a $0.5 million decrease in facilities costs.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$38.3	$40.0	$(1.7)	(4%)
Selling and marketing expenses as a percentage of total revenues	37%	35%	2 points
Selling and marketing employees (at end of period)	663	680	(17)	(3%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$117.9	$123.1	$(5.1)	(4%)
Selling and marketing expenses as a percentage of total revenues	36%	34%	2 points

Selling and marketing expenses decreased 4% during the three months ended September 30, 2024 compared to the prior year period. The decrease was primarily due to a $1.7 million decrease in compensation and benefit costs due to a decrease in headcount, commissions expense, and incentive bonus costs.

Selling and marketing expenses decreased 4% during the nine months ended September 30, 2024 compared to the prior year period. The decrease was primarily due to a $5.7 million decrease in compensation and benefit costs due to a decrease in headcount, commissions expense, and incentive bonus costs, partially offset by an increase in benefit costs (mainly due to a benefit during 2023 resulting from the introduction of the flexible vacation and personal paid time off policy in the United States). This decrease was partially offset by a $1.2 million increase in professional services costs primarily due to an increase in consulting fees.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$15.7	$15.1	$0.6	4%
General and administrative expenses as a percentage of total revenues	15%	13%	2 points
General and administrative employees (at end of period)	255	280	(25)	(9%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$44.2	$51.7	$(7.4)	(14%)
General and administrative expenses as a percentage of total revenues	14%	14%	—

The fluctuation in general and administrative expenses was immaterial during the three months ended September 30, 2024 compared to the prior year period.

General and administrative expenses decreased 14% during the nine months ended September 30, 2024 compared to the prior year period. The decrease was primarily due to (1) a $5.4 million decrease in legal costs, due primarily to a $4.8 million provision for a legal settlement recorded in 2023 for a wage-related matter and related legal services and (2) a $2.5 million decrease in compensation and benefit costs due to a decrease in headcount and incentive bonus costs, partially offset by an increase in benefit costs (mainly due to a benefit during 2023 resulting from the introduction of the flexible vacation and personal paid time off policy in the United States). These decreases were partially offset by a $0.6 million increase in software costs.

Depreciation

Depreciation expense decreased by $0.3 million and $0.5 million during the three and nine months ended September 30, 2024, respectively, compared to the prior year periods due to certain software assets becoming fully depreciated.

Amortization of Intangible Assets

Amortization expense decreased by $0.6 million and $1.7 million during the three and nine months ended September 30, 2024, respectively, compared to the prior year periods due to a decrease in the amortization of trademark and technology intangible assets.

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

During the third quarter of 2024, we recorded an additional restructuring charge of $0.7 million related to closing both floors of our offices located at 150 Spear Street, San Francisco, California, of which $0.4 million related to an impairment of the right-of-use assets and $0.3 million related to an impairment of leasehold improvements. Also during the third quarter of 2024, we recognized $0.2 million of expense from the write-off of foreign currency translation adjustments related to the liquidation of a small foreign operation.

Loss From Sale of Divested Operation

Loss from sale of divested operation of $1.8 million was attributable to the sale of our FeedbackNow product line in August 2024.

Interest Expense

Interest expense consists of interest on our borrowings. The fluctuation for interest expense was immaterial during the three and nine months ended September 30, 2024 compared to the prior year periods.

Other Income, Net

Other income, net primarily consists of interest income, gains and losses on foreign currency, and gains and losses on foreign currency forward contracts. Other income, net decreased by $0.1 million and increased by $1.1 million during the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. The increase in other income, net for the nine months ended September 30, 2024 was primarily due to a $1.9 million increase in interest income, partially offset by a $0.9 million increase in foreign currency exchange losses.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$4.7	$2.4	$2.3	99%
Effective tax rate	(440%)	49%	(489) points

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$7.9	$3.8	$4.1	106%
Effective tax rate	461%	51%	410 points

The increase in the effective tax rate during the nine months ended September 30, 2024 compared to the prior year period is primarily due to the following discrete tax items during the nine months ended September 30, 2024: 1) tax expense from the disposition of assets related to the FeedbackNow product line of $3.5 million, 2) tax expense from the settlement of share-based awards of $1.7 million, 3) foreign withholding taxes due to the dissolution of a foreign subsidiary of $0.3 million, and 4) a valuation allowance recorded against non-realizable state NOL carryforwards due to the dissolution of a domestic subsidiary of $0.5 million. However, for the fourth quarter of 2024, we anticipate that our effective tax rate will be approximately 40%, resulting in a full year 2024 effective tax rate in a range of 135% to 270%.

Segment Results

We operate in three segments: Research, Consulting, and Events. These segments, which are also our reportable segments, are based on our management structure and how management uses financial information to evaluate performance and determine how to allocate resources. Our products and services are delivered through each segment as described below.

The Research segment includes the revenues from all of our research products as well as consulting revenues primarily from advisory services (such as speeches and advisory days) delivered by our research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the costs of the product management organization responsible for product pricing and packaging, and the launch of new products. During the third quarter of 2024, we realigned the reporting structure of its technology teams and as such certain technology costs are no longer reported within the Research segment, and are now reported within the line selling, marketing, administrative and other expenses. Prior period amounts have been recast to conform to the current presentation.

The Consulting segment includes the revenues and the related costs of our project consulting organization. The project consulting organization delivers a majority of our project consulting revenue.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting our events.

We evaluate reportable segment performance and allocates resources based on segment revenues and expenses. Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring and related costs, loss from sale of divested operation, interest expense, and other income. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2024
Research revenues	$77,070	$—	$—	$77,070
Consulting revenues	4,335	19,034	—	23,369
Events revenues	—	—	2,088	2,088
Total segment revenues	81,405	19,034	2,088	102,527
Segment expenses	(27,886)	(9,580)	(3,042)	(40,508)
Year over year revenue change	(7%)	(12%)	(54%)	(10%)
Year over year expense change	(7%)	(11%)	(25%)	(10%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2023
Research revenues	$80,606	$—	$—	$80,606
Consulting revenues	6,517	21,720	—	28,237
Events revenues	—	—	4,588	4,588
Total segment revenues	87,123	21,720	4,588	113,431
Segment expenses	(30,089)	(10,739)	(4,031)	(44,859)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2024
Research revenues	$237,314	$—	$—	$237,314
Consulting revenues	14,478	56,843	—	71,321
Events revenues	—	—	15,794	15,794
Total segment revenues	251,792	56,843	15,794	324,429
Segment expenses	(90,080)	(29,181)	(15,043)	(134,304)
Year over year revenue change	(7%)	(17%)	(33%)	(11%)
Year over year expense change	(5%)	(15%)	(7%)	(7%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2023
Research revenues	$249,211	$—	$—	$249,211
Consulting revenues	21,439	68,518	—	89,957
Events revenues	—	—	23,522	23,522
Total segment revenues	270,650	68,518	23,522	362,690
Segment expenses	(94,477)	(34,521)	(16,186)	(145,184)

Research segment revenues decreased 7% for both the three and nine months ended September 30, 2024 compared to the prior year periods. For the three and nine months ended September 30, 2024, research product revenues within this segment decreased 4% and 5%, respectively, primarily due to the decrease in CV, as discussed above. From a product perspective, the decrease in revenues was primarily due to a decline in revenue from our reprint product and our other smaller and discontinued products. In addition, revenue from our subscription research products declined 1% and 2% during the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2024, consulting product revenues within this segment decreased 33% and 32%, respectively, primarily due to decreased delivery of consulting and advisory services by our research analysts due primarily to lower client bookings for these services.

Research segment expenses decreased 7% and 5% during the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. The decrease in expenses during the three months ended September 30, 2024 was primarily due to a $2.3 million decrease in compensation and benefit costs primarily due to a decrease in headcount. The decrease in expenses during the nine months ended September 30, 2024 was primarily due to a $4.5 million decrease in compensation and benefit costs primarily due to a decrease in headcount.

Consulting segment revenues decreased 12% and 17% during the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. The decrease in revenues during the three and nine months ended September 30, 2024 was primarily due to a decrease in delivery of consulting services due to lower client bookings.

Consulting segment expenses decreased 11% and 15% during the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. The decrease in expenses during the three months ended September 30, 2024 was primarily due to a $1.3 million decrease in compensation and benefit costs primarily due to a decrease in headcount. The decrease in expenses during the nine months ended September 30, 2024 was primarily due to (1) a $4.8 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $0.6 million decrease in professional services primarily due to a decrease in contractor costs.

Event segment revenues decreased 54% and 33% during the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. The decrease in revenues was primarily due to a decrease in sponsorship revenues and a decrease in event ticket revenue.

Event segment expenses decreased 25% and 7% during the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. The decrease in expenses was primarily due to a decrease in event costs.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 73% of our revenues during the nine months ended September 30, 2024, are generally renewable and are typically payable in advance. We used $2.0 million of cash in operating activities during the nine months ended September 30, 2024 and generated $9.8 million of cash from operating activities during the nine months ended September 30, 2023. The $11.8 million decrease in cash from operations for the nine months ended September 30, 2024 compared to the prior year period was primarily due to a $9.9 million decrease in net income (loss), partially offset by the changes in non-cash items affecting net income (loss), and an increase in cash used for working capital.

During the nine months ended September 30, 2024, we generated cash from investing activities of $4.8 million primarily from $6.0 million in proceeds from the sale of the FeedbackNow product line and $1.6 million in net maturities and sales of marketable investments, partially offset by $2.7 million of purchases of property and equipment, primarily consisting of computer software. During the nine months ended September 30, 2023, we generated cash from investing activities of $6.3 million primarily from $10.2 million in net maturities of marketable investments, partially offset by $3.9 million of purchases of property and equipment, primarily consisting of computer software.

We used $13.0 million of cash from financing activities during the nine months ended September 30, 2024 primarily due to $13.0 million for purchases of our common stock and $2.5 million in taxes paid related to net share settlements of restricted stock units, partially offset by $2.4 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used $18.2 million of cash in financing activities during the nine months ended September 30, 2023 primarily due to $15.0 million of discretionary repayments on our revolving credit facility, $4.1 million for purchases of our common stock, and $2.6 million in taxes paid related to net share settlements of restricted stock units, partially offset by $3.5 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of September 30, 2024, our remaining stock repurchase authorization was approximately $82.9 million.

We have a credit facility that provides up to $150.0 million of revolving credit commitments. The credit facility has a balance of $35.0 million at September 30, 2024 and matures in December of 2026. The credit facility permits us to increase the revolving credit commitments in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of September 30, 2024 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 6 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 7 years. As of September 30, 2024, remaining non-cancelable lease payments are due as follows: $4.0 million in 2024, $26.4 million within 2025 and 2026, $8.8 million within 2027 and 2028, and $6.2 million beyond 2028.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of September 30, 2024, we had cash, cash equivalents, and marketable investments of $114.9 million. This balance includes $81.0 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in the "Note 16 - Contingencies", in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through September 30, 2024, our Board of Directors authorized an aggregate $610.0 million to purchase common stock under our stock repurchase program, which includes an additional $25.0 million authorized in April 2024. During the quarter ended September 30, 2024, we purchased the following shares of our common stock under the stock repurchase program:

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total Number of	Average Price	Purchased as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
Period	(#)	($)	(#)	(In thousands)
July 1 - July 31	—	$—	—	$87,870
August 1 - August 31	103,755	$18.61	103,755	$85,939
September 1 - September 30	163,990	$18.53	163,990	$82,900
Total for the quarter	267,745		267,745

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 8, 2024