Form 10-K
period 2024-12-31
FORRESTER RESEARCH, INC.
filed 2025-03-07
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2024, was approximately $197,000,000.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2025 was 18,981,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2025 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

FORRESTER RESEARCH, INC.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about changing stakeholder expectations, product development, possible acquisitions, future dividends, future share repurchases, future growth rates, operating income and cash from operations, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, and the anticipated impact of accounting standards. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

General

Forrester Research, Inc. is a global independent research and advisory firm. We empower leaders in technology, customer experience, digital, marketing, sales, and product functions to be bold at work and accelerate growth through customer obsession. Forrester’s proprietary research, consulting and continuance guidance model, and events help executives and their teams achieve their initiatives and outcomes faster and with confidence. Our unique insights are grounded in annual surveys of more than 700,000 consumers, business leaders, and technology leaders worldwide, rigorous and objective research methodologies, and the shared wisdom of our clients.

Our common stock is listed on Nasdaq Global Select Market under the symbol "FORR".

Market Overview

We believe that market dynamics — from empowered customers to the emergence of new technologies like generative AI — have fundamentally changed business and technology. These dynamics continue to change stakeholder expectations.

Consumers and business buyers have new demands and requirements. To win, serve, and retain customers in this environment, we believe that companies require a higher level of customer obsession. Customer obsessed firms put their customers at the center of their leadership, strategy, and operations. Our research has shown that customer-obsessed firms grow faster and are more profitable.

Organizations and leaders require a continuous stream of guidance and analysis to adapt to these ever-changing behaviors and realities. We believe that there is an increasing need for objective external sources of this guidance and analysis, fueling what we call the “golden age of research.”

Forrester’s Strategy and Business Model

The foundation of our business model is our ability to help business and technology leaders and their teams tackle their most pressing priorities and drive growth through customer obsession. Forrester helps clients solve problems, make decisions, and take action to deliver results. With our proprietary research, consulting, and events, our business model provides multiple sources of value to our clients and creates a system to expand contract value ("CV"), which we view as our most significant business metric.

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

Our Products and Services

We strive to be an indispensable source that business and technology leaders and their teams across functions, including technology, customer experience, digital, marketing, sales, and product, worldwide turn to for ongoing guidance to plan and operate more effectively.

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

Our primary subscription research service is Forrester Decisions. This portfolio of research services is designed to provide business and technology leaders with a proven path to growth through customer obsession. Key content available via online access includes:

•
future trends, predictions, and market forecasts;
•
deep consumer and business buyer data and insights;
•
curated best practice models and tools to run business functions;
•
operational and performance benchmarking data; and
•
technology and service market landscapes and vendor evaluations.

Our research services also include on-going support from, and time with, Forrester analysts who provide guidance on how to apply Forrester research insights, best practices, tools, frameworks and data to advance key business initiatives.

As of December 31, 2024, approximately 80% of our CV was composed of Forrester Decisions products.

Consulting

Our Consulting business includes consulting projects and advisory services. We deliver focused insights and recommendations to assist clients in developing and executing their technology and business strategies. Our consulting projects help clients with challenges addressed in our published research. Applying Forrester’s customer-obsessed business and technology research, rich insights, and proven frameworks, our consultants work with leaders to design and implement strategies that drive growth, increase performance, and optimize costs. Our consulting projects include conducting maturity assessments, prioritizing best practices, developing strategies, building business cases, selecting technology vendors, structuring organizations, and developing content marketing strategies and collateral, and sales tools. Consulting plays an important role in supporting our CV growth, as we have found that clients that purchase consulting projects from us renew their CV contracts at higher rates compared to clients that do not purchase consulting.

Events

We host multiple events across North America, Europe, and the Asia-Pacific region throughout the year. Forrester Events are thoughtfully designed and curated experiences to provide clients with insights and actionable advice to achieve accelerated business growth. Forrester Events focus on business imperatives of significant interest to clients, including business-to-business marketing, sales and product leadership, customer experience, security and risk, and technology and innovation. One of the primary purposes of our Events business is to help drive our CV growth, and we have found that clients that have attended one of our events renew their contracts with us at higher rates compared to those that have not attended an event.

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

We employed 580 sales personnel as of December 31, 2024 compared to 601 sales personnel employed as of December 31, 2023.

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

As of December 31, 2024, our products and services were delivered to more than 1,900 client companies. No single client company accounted for more than 3% of our 2024 revenues.

Pricing and Contracts

We report our revenue from client contracts in three categories of revenue: (1) research, (2) consulting, and (3) events. We classify revenue from subscriptions to, and licenses of, our research products and services as research revenue. We classify revenue from our consulting projects and standalone advisory services as consulting revenue. We classify revenue from tickets to, and sponsorships of, events as events revenue.

Contract pricing for annual subscription-based products is principally a function of the number of licensed users at the client. Pricing of contracts is a fixed fee for the consulting project or shorter-term advisory service. We periodically review and increase the list prices for our products and services.

We track contract value as a significant business indicator. Contract value is defined as the value attributable to all of our recurring research-related contracts. Contract value is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to how much revenue has already been recognized. Contract value decreased 5% to $307.6 million at December 31, 2024 from $323.6 million at December 31, 2023.

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

Our principal direct competitors include other independent providers of research and advisory services, such as Gartner, as well as marketing agencies, general business consulting firms, and survey-based general market research firms. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies. We also face competition from free sources of information available on the Internet, such as Google and artificial intelligence services. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into certain segments of our market, and new competitors could readily seek to compete against us in one or more of these market segments. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

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

Employees

Attracting, retaining, and developing the best and brightest talent around the globe is critical to the ongoing success of our company. As of December 31, 2024, we employed a total of 1,571 persons. Of these employees, 1,122 were in the United States and Canada; 249 in Europe, Middle East and Africa (“EMEA”); and 200 in the Asia Pacific region.

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

We focus on attracting and the hiring of all backgrounds and perspectives, with the goals of improving employee retention and engagement, strengthening the quality of our research, and improving client retention and customer experience. We field regular all-employee surveys to measure our progress against our goals. We have a robust learning and development program and celebrate and enrich the Forrester culture through frequent recognition of achievements.

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

Risk Factors Specific to our Business

A Decline in Renewals or Demand for Our Subscription-Based Research Services. Our success depends in large part upon retaining (on both a client company and contract value basis) existing subscriptions for our Research products and services, and increasing the contract value of subscriptions for our Research products and services from both existing and new clients. This success depends on a variety of factors, including our ability to continue to provide credible and reliable information and insight that is useful to our clients. Regardless of cause, our results of operations and financial condition would be adversely impacted if we are not able to retain existing subscriptions or generate demand for and new sales of our subscription-based products and services.

Demand for Our Consulting Services. Consulting revenues comprised 23% of our total revenues in 2024 and 25% of our total revenues in 2023. Consulting engagements generally are project-based and non-recurring. A decline in our ability to fulfill existing or generate new consulting engagements to replace expiring consulting agreements could have an adverse effect on our results of operations and financial condition.

Our Business May be Adversely Affected by the Economic Environment. Our business is in part dependent on technology spending and is impacted by economic conditions such as inflation, slowing growth, rising interest rates, trade policies and tariffs, threat of recession and supply chain issues that may impact us and our customers. The economic environment may materially and adversely affect demand for our products and services. If conditions in the United States and the global economy were to lead to a decrease in technology spending, or in demand for our products and services, this could have an adverse effect on our results of operations and financial condition. Although we do not have any employees or material client relationships in Russia or Ukraine and only a limited presence in the Middle East, the conflict between Russia and Ukraine and between Israel and Gaza may cause negative effects on both the United States and the global economy that could materially and adversely affect our business.

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations. As of December 31, 2024, we have clients in approximately 73 countries and approximately 23% of our revenues come from international sales. Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, trade policies and tariffs, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions, and potential disruptions caused by foreign wars and conflicts. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients sourced by the local sales representative may not want to continue to do business with us or our new representative.

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

The Ability to Attract and Retain Qualified Professional Staff. Our future success will depend in large measure upon the continued contributions of our senior management team, research professionals, consultants, and experienced sales and marketing personnel. Thus, our future operating results will be largely dependent upon our ability to retain the services of these individuals and to attract additional professionals from a limited pool of qualified candidates. This need is accentuated by actions we have taken to reduce our overall employee population, as announced in January and May 2023, February 2024 and January 2025. Our future success will also depend in part upon the effectiveness of our sales leadership in hiring and retaining sales personnel and in improving sales productivity. We experience competition in hiring and retaining professionals from developers of Internet and emerging-technology products, other research firms, management consulting firms, print and electronic publishing companies, and financial services companies, many of which have substantially greater ability, either through cash or equity, to attract and compensate professionals. If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

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

Our Business With the U.S. Government is Subject to Government Contracting Risks. Our business with government agencies, including sales to prime contractors that supply these agencies, is subject to government contracting risks. U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services and are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. In addition, if we were charged with wrongdoing with respect to a U.S. government contract, the U.S. government could suspend us from bidding on or receiving awards of new government contracts pending the completion of legal proceedings, and if we are found liable, we could subject us to fines, penalties, repayments and treble and other damages, and/or debarment from bidding on or receiving new awards of U.S. government contracts. Should appropriations for the various agencies that contract with us be curtailed, or should our government contracts be terminated for convenience or otherwise, we may experience a significant loss of revenues.

We Have Outstanding Debt Which Could Materially Restrict our Business and Adversely Affect our Financial Condition, Liquidity, and Results of Operations. In December of 2021, we entered into an amendment of our existing credit agreement to eliminate our term loan facility, increase the available amount of our revolving credit facility to $150.0 million, and extend the maturity date to December 2026 (as so amended, “the Facility”). As of December 31, 2024, we had outstanding debt of $35.0 million under the Facility (refer to Note 5 – Debt in the Notes to Consolidated Financial Statements for further information). The obligations incurred under this Facility could impair our future financial condition and operating results. In addition, the affirmative, negative, and financial covenants of the Facility could limit our future financial flexibility. A failure to comply with these covenants could result in acceleration of all amounts outstanding, which could materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those currently. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

Competition. We compete principally in the market for research and advisory services, with an emphasis on customer behavior and customer experience, and the impact of technology on our clients’ business and service models. Our principal direct competitors include other independent providers of research and advisory services, such as Gartner, as well as marketing agencies, general business consulting firms, and survey-based general market research firms. Some of our competitors have substantially greater financial and marketing resources than we do. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies. We also face competition from free sources of information available on the Internet, such as Google and artificial intelligence services. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into certain segments of our market, and new competitors could readily seek to compete against us in one or more of these market segments. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

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

Privacy and Other Laws. Privacy laws and regulations, and the interpretation and application of these laws and regulations, in the U.S, Europe and other countries around the world where we conduct business are sometimes inconsistent and frequently changing. This includes, but is not limited to, the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act (as amended by the California Privacy Rights Act (the "CCPA")) and other similar laws in a number of U.S. states which require, among other things, covered companies to provide disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers ways to make requests about their personal information, including requests to delete their personal information, to know what information a company has about the consumer, and to opt-out of certain sales, transfers, or sharing of personal information. Some U.S. state data privacy laws, including the CCPA, also provide consumers with additional causes of action. In 2023, Europe finalized the first-ever comprehensive legal framework for governance of the development and use of artificial intelligence, the European Union Artificial Intelligence Act, with rolling effective dates beginning in 2025, and is moving forward with finalizing applicable regulations. Many jurisdictions in the U.S. are considering or have passed laws governing the development or use of Artificial Intelligence. Similarly, Europe has enacted laws governing cyber resilience, and we expect more laws will be considered and passed on this issue. Compliance with these laws, or changing interpretations and application of these laws, could cause us to incur substantial costs or require us to take action in a manner that would be adverse to our business.

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

Governance Related to Cybersecurity Risks

Our board has final oversight responsibility over cybersecurity-related matters. Our Chief Technology Officer (CTO) leads the full board in interactive sessions dedicated to cybersecurity risks at least once a year. These sessions address a range of cybersecurity-related topics, such as recent developments in the threat environment, the status of ongoing information security program initiatives, and cybersecurity strategy. In addition, the audit committee assists the board in fulfilling its oversight responsibilities with respect to policies relating to risk assessment and management, including the management of risks arising from cybersecurity threats. The audit committee is responsible for reporting findings related to its review of these matters to the board.

With respect to management, our CTO, who reports directly to our chief executive officer, has over 12 years of experience with our company, including more than 6 years serving in technology-based leadership roles. Our VP, Infrastructure, Operations & Security, who reports directly to the CTO, serves as our ISO and has extensive cybersecurity experience gained from over 20 years serving in security-related roles for the Company. Our ISO, together with our technology management security team, is responsible for developing, maintaining and enhancing systems and processes necessary to protect confidential information from loss, theft, and unauthorized access or use. This team also monitors the systems and networks to detect unauthorized activity or access, responding to any such unauthorized attempts to mitigate loss or to ensure the cessation of all unauthorized access to data. If an incident is identified, this team reports such events to the CTO, who will then, as appropriate, advise the chief executive officer, chief legal officer and other management, as well as others, potentially including law enforcement or clients. We have also established a Risk Committee consisting of members of our finance, legal and technology management departments whose duties include assessing the materiality of any identified incidents to help ensure compliance with the SEC's cybersecurity incident disclosure rules.

Item 2. Properties

Our corporate headquarters building is comprised of approximately 190,000 square feet of office space in Cambridge, Massachusetts, substantially all of which is currently occupied by the Company. This facility accommodates research, marketing, sales, consulting, technology, and operations personnel. The lease term of this facility expires February 28, 2027.

We also rent office space in New York City, Norwalk (CT), London, New Delhi, Singapore, and Sydney. In addition, we lease office space on a relatively short-term basis in various other locations in North America, Europe, and Asia.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR”. We did not declare or pay any dividends during the years ended December 31, 2023 and 2024. The actual declaration of any potential future dividends, and the establishment of the per share amount and payment dates for any such future dividends, are subject to the discretion of the Board of Directors.

As of March 3, 2025 there were approximately 24 stockholders of record of our common stock. On March 3, 2025 the closing price of our common stock was $10.79 per share.

As of December 31, 2024, our Board of Directors has authorized an aggregate $610.0 million to purchase common stock under the Company’s stock repurchase program, which includes an additional $25.0 million authorized in April 2024. As of December 31, 2024, we had repurchased approximately 18.0 million shares of common stock at an aggregate cost of $530.0 million.

During the quarter ended December 31, 2024, we repurchased the following shares of our common stock under the stock repurchase program:

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total Number of	Average Price	Purchased as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
Period	(#)	($)	(#)	(In thousands)
October 1 - October 31	—	$—	—	$82,901
November 1 - November 30	82,500	$16.96	82,500	$81,501
December 1 - December 31	90,483	$16.99	90,483	$79,964
Total for the quarter	172,983		172,983

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on our equity compensation plans.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2019 through December 31, 2024 with the cumulative return during the same period for the Russell 2000 and the S&P 600 Small Cap Information Technology Index, and assumes that the dividends, if any, were reinvested.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We derive revenues from subscriptions to our Research products and services, subscriptions to, and individual licenses of, electronic “reprints” of our Research, performing consulting projects and advisory services, and hosting events. We offer contracts for our products as either multi-year contracts or annual contracts, which are typically payable in advance on an annual basis. For certain contracts, we offer to invoice the contract price in multiple invoices throughout the year. Billings in excess of revenue recognized are recorded as deferred revenue. Subscription products are recognized as revenue over the term of the contract. Individual reprint licenses include an obligation to deliver a customer-selected research document and certain usage data provided through our platform, which represents two performance obligations. We recognize revenue for the performance obligation for the data portion of the reprint ratably over the license term. We recognize revenue for the performance obligation for the research document at the time of providing access to the document. Clients purchase consulting projects and advisory services independently and/or to supplement their access to our subscription-based products. Consulting project revenues, which are based upon fixed-fee agreements, are recognized as the services are provided. Advisory service revenues, such as speeches and advisory days, are recognized when the service is complete. Events revenues consist of ticket and sponsorship sales for a Forrester-hosted event, and revenue is recognized upon completion of each event.

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

Our key metrics focus on our contract value ("CV") products. We are focusing on CV products as these products are our most profitable products and historically our contracts for CV products have renewed at high rates (as measured by our client retention and wallet retention metrics). Our CV products make up essentially all of our research revenues, and research revenues as a percentage of total revenues increased from approximately 70% in 2023 to approximately 73% in 2024.

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV and wallet retention at the planned 2025 foreign currency rates. In addition, due to the divestiture of the FeedbackNow product line in the third quarter of 2024, we have recast our historical metrics to exclude FeedbackNow products and clients. In addition, the recast metrics reflect the correction of an insignificant error. We have included the recast metrics below for the period ended December 31, 2023, and we have also provided recast metrics dating back to the fourth quarter of 2022, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Contract value	$307.6	$323.6	$(16.0)	(5%)
Client retention	73%	73%	—
Wallet retention	89%	87%	2 points
Number of clients	1,942	2,257	(315)	(14%)

Contract value during 2024 decreased by 5% compared to 2023 due to wallet retention being at 89% for the period (representing retention and enrichment of the prior year CV base) and new client acquisition not fully offsetting the net retention loss. Client retention was flat compared to the prior year period, however wallet retention improved by 2 percentage points. The decrease in the number of clients from the prior year period is primarily attributable to 1) macroeconomic conditions affecting our client base including a) funding and budget pressure on our smaller technology clients and the technology industry in general, and b) the uncertain economic conditions during the past year caused by inflation, high interest rates, and geopolitical turbulence, and 2) the transition of our client base to our Forrester Decisions product platform that was launched in August 2021. As of December 31, 2024, approximately 80% of our overall CV was in our Forrester Decisions product platform compared to 62% at December 31, 2023. The remaining CV at December 31, 2024 represents our reprints products at approximately 12% of CV, and our heritage research products at approximately 8% of CV.

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

•
Revenue Recognition. We generate revenues from subscriptions to our Research products and services, subscriptions to, and individual licenses of, electronic reprints of our Research, performing consulting projects and advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when an approved contract with a customer exists, the fees, payment terms, and rights regarding the products or services to be transferred can be identified, it is probable we will collect substantially all of the consideration for the products and services expected to be provided, and we have transferred control of the products and services to the customer. We continually evaluate customers’ ability and intention to pay by reviewing factors including the customer’s payment history, our ability to mitigate credit risk, and experience selling to similarly situated customers. Although write-offs of customer receivables have not been significant during the last three years ($0.7 million each year during 2024, 2023, and 2022), if our customers' financial condition were to deteriorate unexpectedly, we could experience a significant increase in our expense.

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

•
Goodwill, Intangible Assets, and Other Long-Lived Assets. As of December 31, 2024, we had $255.4 million of goodwill and intangible assets with finite lives recorded in our Consolidated Balance Sheets.

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

Absent an event that indicates a specific impairment may exist, we have selected November 30th as the date to perform the annual goodwill impairment test. We completed the annual goodwill impairment testing as of November 30, 2024 utilizing a qualitative assessment to determine if the fair values of each of our reporting units was less than their respective carrying values. We considered a variety of factors including the impacts of the uncertain economic conditions and the transition of our client base to our Forrester Decisions product platform on our long-term forecast and stock price. Based on those assessments, we concluded that no impairments existed. We will continue to monitor these factors and other future events, and will perform interim impairments tests, if necessary. Any resulting impairment loss could have a material adverse impact on our results of operations.

During February 2025 and into early March 2025, we did observe a substantial decline in the price of our stock. If our stock price remains at the current level for a sustained period, and after considering other qualitative factors, there may be a triggering event indicating goodwill may be impaired in our Research reporting unit. Accordingly, management may need to perform a quantitative impairment test during our interim period ended March 31, 2025. Any resulting impairment loss could have a material adverse impact on our results of operations.

Intangible assets with finite lives as of December 31, 2024 consist of acquired customer relationships, acquired technology, and acquired trademarks and were valued using the future cash flows they were estimated to produce or the estimated costs to replace the assets. These assigned values are amortized on a basis which best matches the periods in which the economic benefits are expected to be realized. Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimated useful lives. Other long-lived assets consist primarily of operating lease right-of-use assets as described under Leases in the critical accounting policies and estimates footnote found in Note 1 - Summary of Significant Accounting Policies.

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

During 2024, we recorded $3.6 million of right-of-use asset impairments and $1.0 million of leasehold improvement impairments related to the closure of the 10th and 11th floors of our offices located in San Francisco, California. During 2023, we recorded $1.9 million of right-of-use asset impairments and accelerated amortization and $0.7 million of leasehold improvement impairments related to closing various offices. During 2022, we recorded $3.7 million of right-of-use asset impairments and $1.3 million of leasehold improvement impairments related to closing the 10th floor of our offices located in San Francisco, California.

•
Income Taxes. We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax bases of assets and liabilities, operating loss carryforwards (from acquisitions) and U.S. capital losses (through December 31, 2021). Such amounts are adjusted as appropriate to reflect changes in the tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance to reduce our deferred taxes to an amount we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a net deferred income tax asset. Judgment is required in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2024 and 2023, we maintained a valuation allowance of $1.1 million, primarily relating to foreign net operating loss carryforwards from an acquisition.

Results of Operations for the years ended December 31, 2024 and 2023

The following table sets forth our Consolidated Statements of Operations as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2024	2023
Revenues:
Research revenues	73.2%	69.6%
Consulting revenues	22.5	24.6
Events revenues	4.3	5.8
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	42.2	42.5
Selling and marketing	36.9	34.8
General and administrative	13.6	14.2
Depreciation	1.8	1.8
Amortization of intangible assets	2.2	2.5
Restructuring costs	2.7	2.8
Loss from sale of divested operation	0.4	—
Income from operations	0.2	1.4
Interest expense	(0.7)	(0.6)
Other income, net	0.9	0.5
Gains on investments, net	0.2	—
Income before income taxes	0.6	1.3
Income tax expense	1.9	0.7
Net income (loss)	(1.3%)	0.6%

2024 compared to 2023

Revenues

			Absolute	Percentage
			Increase	Increase
	2024	2023	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$432.5	$480.8	$(48.3)	(10%)
Research revenues	$316.7	$334.4	$(17.7)	(5%)
Consulting revenues	$97.3	$118.2	$(21.0)	(18%)
Events revenues	$18.5	$28.2	$(9.7)	(34%)
Revenues attributable to customers outside of the U.S.	$98.4	$107.3	$(8.9)	(8%)
Percentage of revenue attributable to customers outside of the U.S.	23%	22%	1 point

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 5% during 2024 compared to 2023 primarily due to the decrease in CV, as discussed above. From a product perspective, the decrease in revenues was primarily due to a decline in revenue from our reprint product and our other smaller and discontinued products. In addition, revenue from our subscription research products declined 1%

during 2024 compared to 2023, as revenue growth from our Forrester Decisions products was offset by revenue declines from our heritage research products.

Consulting revenues decreased 18% during 2024 compared to 2023. The decrease in revenues was due to a decrease in delivery of consulting services due to lower client bookings.

Events revenues decreased 34% during 2024 compared to 2023. The decrease in revenues was due to decreases in both sponsorship revenues and event ticket revenues.

Refer to the “Segment Results” section below for a discussion of revenue and expenses by segment.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$182.5	$204.5	$(22.0)	(11%)
Cost of services and fulfillment as a percentage of total revenues	42%	43%	(1) point
Service and fulfillment employees (at end of period)	680	781	(101)	(13%)

Cost of services and fulfillment expenses decreased 11% in 2024 compared to 2023. The decrease was primarily due to (1) a $18.1 million decrease in compensation and benefit costs due to a decrease in headcount and incentive bonus costs, partially offset by an increase in benefit costs (mainly due to a benefit during 2023 resulting from the introduction of the flexible vacation and personal paid time off policy in the United States), (2) a $1.6 million decrease in professional services costs primarily due to a decrease in survey costs and contractor costs, (3) a $1.0 million decrease in facilities costs, and (4) a $0.8 million decrease in event expenses.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$159.6	$167.4	$(7.7)	(5%)
Selling and marketing expenses as a percentage of total revenues	37%	35%	2 points
Selling and marketing employees (at end of period)	638	682	(44)	(6%)

Selling and marketing expenses decreased 5% in 2024 compared to 2023. The decrease was primarily due to (1) a $8.1 million decrease in compensation and benefit costs due to a decrease in headcount, commissions expense, and incentive bonus costs, partially offset by an increase in benefit costs (mainly due to a benefit during 2023 resulting from the introduction of the flexible vacation and personal paid time off policy in the United States) and (2) a $0.8 million decrease in stock compensation expense. These decreases were partially offset by a $1.4 million increase in professional services costs primarily due to an increase in consulting fees, partially offset by a decrease in advertising costs.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2024	2023	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$58.8	$68.5	$(9.7)	(14%)
General and administrative expenses as a percentage of total revenues	14%	14%	—
General and administrative employees (at end of period)	253	281	(28)	(10%)

General and administrative expenses decreased 14% in 2024 compared to 2023. The decrease was primarily due to (1) a $5.6 million decrease in legal costs, due primarily to a $4.8 million provision for a legal settlement recorded in 2023 for a wage-related matter and (2) a $3.8 million decrease in compensation and benefit costs due to a decrease in headcount and incentive bonus costs, partially offset by an increase in benefit costs (mainly due to a benefit during 2023 resulting from the introduction of the flexible vacation and personal paid time off policy in the United States).

Depreciation

Depreciation expense decreased by $0.9 million in 2024 compared to 2023 primarily due to certain software assets becoming fully depreciated.

Amortization of Intangible Assets

Amortization expense decreased by $2.3 million in 2024 compared to 2023 primarily due to a decrease in the amortization of trademark and technology intangible assets. We expect amortization expense related to our intangible assets to be approximately $8.7 million for the year ending December 31, 2025.

Restructuring

In January 2023, we implemented a reduction in our workforce of approximately 4% across various geographies and functions to streamline operations. We recorded $4.3 million of severance and related costs for this action during the fourth quarter of 2022, and $0.6 million during the first quarter of 2023. We recorded a restructuring charge of $5.0 million during the fourth quarter of 2022 related to closing one floor of our offices in California. During the first quarter of 2023, we recorded an incremental $0.4 million impairment to our California office. We also recorded a $0.6 million charge during the first quarter of 2023 for the write-off of a previously capitalized software project. In the fourth quarter of 2023, we recorded an additional impairment of $0.4 million to our California office.

In May 2023, we implemented a reduction in our workforce of approximately 8% across various geographies and functions to better align our cost structure with our revised revenue outlook for the year, and to streamline our sales and consulting organizations to more efficiently go to market in support of driving contract value growth in the future. We recorded $7.5 million of severance and related costs for this action during the second quarter of 2023. In addition, we closed certain of our smaller offices both inside and outside the U.S. in order to reduce facility costs and better match our facilities to our hybrid work strategy. As a result of closing the offices, we recorded restructuring costs of $2.3 million. We also incurred $0.7 million in contract termination costs.

In February 2024, we implemented a reduction in our workforce of approximately 3% across various geographies and functions to better align our cost structure with the revenue outlook for the year. We recorded $0.7 million of severance and related costs for this action during the fourth quarter of 2023, and $2.8 million during the first quarter of 2024. We recorded a restructuring charge of $3.8 million during the first quarter of 2024 related to closing one floor of our offices in California. All of the severance and related costs for this plan were paid during 2024.

During the third quarter of 2024, we recorded an additional restructuring charge of $0.7 million related to the closure of our offices in California, of which $0.4 million related to an impairment of the right-of-use assets and $0.3 million related to an impairment of leasehold improvements. Also, during the third quarter of 2024, we recognized $0.2 million of expense from the write-off of foreign currency translation adjustments related to the liquidation of a small foreign operation.

In January 2025, we implemented a reduction in force of approximately 6% of our workforce across various geographies and functions to better align our cost structure with our revenue outlook for 2025. Approximately $4.2 million of severance and related costs for this action were recorded during the fourth quarter of 2024. We expect a majority of the severance and related costs for this plan to be paid during 2025. See Note 17 - Subsequent Events, for additional details of this action.

Loss From Sale of Divested Operation

Loss from sale of divested operation of $1.8 million was attributable to the sale of our FeedbackNow product line in August 2024.

Interest Expense

Interest expense consists of interest on our borrowings. The fluctuation for interest expense was immaterial in 2024 compared to 2023.

Other Income, Net

Other income, net primarily consists of interest income, gains and losses on foreign currency, and gains and losses on foreign currency forward contracts. Other income, net increased by $1.7 million in 2024 compared to 2023 primarily due to a $2.1 million increase in interest income, partially offset by a $0.5 million increase in foreign currency exchange losses.

Gains on Investments, Net

Gains on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain on investments, net increased by $0.6 million in 2024 compared to 2023 due to an increase in investment gains generated by the underlying funds.

Income Tax Expense

			Absolute	Percentage
			Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$8.4	$3.2	$5.1	159%
Effective tax rate	318%	51%	267 points

The significant items impacting the effective tax rate during 2024 as compared to 2023 are primarily due to 1) tax expense from the non-deductible goodwill related to the sale of the FeedbackNow product line of $2.5 million, 2) tax expense from the settlement of share-based awards of $1.8 million, 3) foreign withholding taxes of $0.8 million, and 4) state tax expense of $0.6 million related to the write-off of non-realizable state NOL carryforwards due to the dissolution of a domestic subsidiary.

Segment Results

We operate in three segments: Research, Consulting, and Events. These segments, which are also our reportable segments, are based on our management structure and how management uses financial information to evaluate performance and determine how to allocate resources. Our products and services are delivered through each segment as described below.

The Research segment includes the revenues from all of our research products as well as consulting revenues from advisory services (such as speeches and advisory days) delivered by our research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the cost of the product management organization that is responsible for product pricing and packaging and the launch of new products. During the third quarter of 2024, we realigned our technology teams and as such certain technology costs are no longer reported within the Research segment, and are now reported within the line selling, marketing, administrative and other expenses. Prior period amounts have been recast to conform to the current presentation.

The Consulting segment includes the revenues and the related costs of our project consulting organization. The project consulting organization delivers a majority of our project consulting revenue.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting in-person and virtual events.

We evaluate reportable segment performance and allocate resources based on segment operating income (loss). Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring costs, loss from sale of divested operation, interest expense, other income, and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements. We do not review or evaluate assets as part of segment performance. Accordingly, we do not identify or allocate assets by reportable segment.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2024	(In thousands, except percentages)
Research revenues	$316,739	$—	$—	$316,739
Consulting revenues	21,095	76,159	—	97,254
Events revenues	—	—	18,477	18,477
Total segment revenues	337,834	76,159	18,477	432,470
Segment expenses	(115,651)	(37,828)	(19,250)	(172,729)
Segment operating income (loss)	222,183	38,331	(773)	259,741
Year over year revenue change	(7%)	(15%)	(34%)	(10%)
Year over year expense change	(8%)	(16%)	(6%)	(10%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2023	(In thousands)
Research revenues	$334,396	$—	$—	$334,396
Consulting revenues	28,826	89,402	—	118,228
Events revenues	—	—	28,155	28,155
Total segment revenues	363,222	89,402	28,155	480,779
Segment expenses	(125,392)	(45,028)	(20,557)	(190,977)
Segment operating income	237,830	44,374	7,598	289,802

Research segment revenues decreased 7% during 2024 compared to 2023. Research product revenues within this segment decreased 5% primarily due to the decrease in CV, as discussed above. Consulting product revenues within this segment decreased 27% primarily due to decreased delivery of consulting and advisory services by our research analysts due primarily to lower client bookings for these services.

Research segment expenses decreased 8% during 2024 compared to 2023. The decrease in expenses was primarily due to (1) an $8.4 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $1.0 million decrease in professional services primarily due to a decrease in survey costs.

Consulting segment revenues decreased 15% during 2024 compared to 2023. The decrease in revenues was due to a decrease in delivery of consulting services due to lower client bookings.

Consulting segment expenses decreased 16% during 2024 compared to 2023. The decrease in expenses was primarily due to (1) a $6.5 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $0.5 million decrease in professional services primarily due to a decrease in contractor costs.

Event segment revenues decreased 34% during 2024 compared to 2023. The decrease in revenues was due to a decrease in both sponsorship revenues and event ticket revenues.

Event segment expenses decreased 6% during 2024 compared to 2023. The decrease in expenses was primarily due to (1) a $0.9 million decrease in event costs and (2) a $0.5 million decrease in compensation and benefit costs primarily due to a decrease in headcount.

A detailed description and analysis of the fiscal year 2022 year-over-year changes can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted 73% of our revenues during 2024, are generally renewable and are typically payable in advance. We used $3.9 million of cash in operating activities during the year ended December 31, 2024 and generated $21.7 million of cash from operating activities during the year ended December 31, 2023. The $25.5 million decrease in cash from operations during 2024 was primarily due to a $21.1 million increase in cash used for working capital and a $8.8 million decrease in net income, partially offset by the changes in non-cash items affecting net income.

During 2024, we generated cash from investing activities of $5.0 million primarily from $6.0 million in proceeds from the sale of the FeedbackNow product line and $2.5 million in net maturities and sales of marketable investments, partially offset by $3.4 million of purchases of property and equipment, primarily consisting of computer software. During 2023, we used cash in investing activities of $36.8 million, which consisted of $31.3 million in net purchases of marketable investments and $5.5 million of purchases of property and equipment, primarily consisting of computer software.

During 2024, we used $16.1 million of cash from financing activities primarily due $15.9 million for purchases of our common stock and $2.6 million in taxes paid related to net share settlements of restricted stock units, partially offset by $2.4 million of net proceeds from the issuance of common stock under our stock-based incentive plans. During 2023, we used $18.3 million of cash from financing activities primarily due to $15.0 million of discretionary repayments of our revolving credit facility, $4.1 million for purchases of our common stock, and $2.7 million in taxes paid related to net share settlements of restricted stock units, partially offset by $3.5 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of December 31, 2024, our remaining stock repurchase authorization was approximately $80.0 million.

The Company has a credit facility that provides up to $150.0 million of revolving credit commitments. The amount outstanding under the credit facility was $35.0 million at December 31, 2024 and the facility expires in December of 2026. The credit facility permits the Company to increase the revolving credit commitments in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of December 31, 2024 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 6 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 7 years. Remaining lease payments within one year, within two to three years, within four to five years, and after five years from December 31, 2024 are $13.9 million, $18.0 million, $5.7 million, and $3.2 million, respectively.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments. See Note 15 – Certain Balance Sheet Accounts in the Notes to Consolidated Financial Statements for more information on our payables and liabilities.

As of December 31, 2024, we had cash, cash equivalents, and marketable investments of $104.7 million. This balance includes $70.7 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

As of December 31, 2024, we did not have any significant unrecognized tax benefits for uncertain tax positions.

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

Foreign Currency Exchange. On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries, including the Euro, British Pound, and other foreign currencies. During 2024, we entered into several foreign currency forward contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates and we may continue to enter into hedging agreements in the future. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations.

We incurred foreign currency exchange losses of $0.8 million, $0.3 million, and $0.2 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Interest Rate Risk. As of December 31, 2024, we had $35.0 million in total debt principal outstanding. See Note 5 — Debt in the Notes to Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

All of our debt outstanding as of December 31, 2024 was based on a floating base rate of interest, which exposes us to increases in interest rates. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates on our debt could change our annual pretax interest expense for the following 12-month period by approximately $0.1 million.

The primary objective of our investment activities is to preserve principal and maintain liquidity while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable investments in a variety of securities during the course of the year, which may include U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds. The securities, other than U.S. money market funds, are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We have the ability to hold our fixed income investments until maturity (without giving effect to any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. In addition, given the short maturities and investment grade quality of the portfolio holdings at December 31, 2024, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash equivalents and investments.

The following table provides information about our investment portfolio, excluding our money market funds, for which all of the securities are denominated in U.S. dollars. For investment securities, the table presents principal cash flows and related weighted-average interest rates by maturity date (dollars in thousands):

	Years Ended December 31,
	2025	2026	2027
Corporate obligations	$6,083	$4,688	$1,409
Weighted average interest rates	3.28%	4.67%	5.19%

Item 8. Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2024 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Forrester Research, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Identification of Distinct Performance Obligations

As described in Note 1 to the consolidated financial statements, the Company generates all of its revenues from contracts with customers, which totaled $432.5 million for the year ended December 31, 2024. Performance obligations within a contract are identified based on the products and services promised to be transferred in the contract. When a contract includes more than one promised product or service, management must apply judgment to determine whether the promises represent multiple performance obligations or a single, combined performance obligation. This evaluation requires management to determine if the promises are both capable of being distinct, where the customer can benefit from the product or service on its own or together with other resources readily available, and are distinct within the context of the contract, where the transfer of products or services is separately identifiable from other promises in the contract. When both criteria are met, each promised product or service is accounted for as a separate performance obligation.

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

March 7, 2025

We have served as the Company’s auditor since 2010.

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$56,087	$72,909
Marketable investments (Note 3)	48,582	51,580
Accounts receivable, net of allowance for expected credit losses of $434 and $574 as of December 31, 2024 and 2023, respectively (Note 1, 15)	55,490	58,999
Deferred commissions	22,942	23,207
Prepaid expenses and other current assets	18,263	9,305
Total current assets	201,364	216,000
Property and equipment, net	11,699	19,401
Operating lease right-of-use assets	27,049	39,722
Goodwill	227,959	244,257
Intangible assets, net	27,475	37,637
Other assets	8,316	7,157
Total assets	$503,862	$564,174
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$965	$1,796
Accrued expenses and other current liabilities	57,602	81,482
Deferred revenue	145,404	156,798
Total current liabilities	203,971	240,076
Long-term debt	35,000	35,000
Non-current operating lease liabilities	24,809	37,673
Other non-current liabilities (Note 15)	10,545	11,160
Total liabilities	274,325	323,909
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 25,119 and 24,684 shares as of December 31, 2024 and 2023, respectively
Outstanding - 18,838 and 19,248 shares as of December 31, 2024 and 2023, respectively	251	247
Additional paid-in capital	292,217	278,057
Retained earnings	171,934	177,681
Treasury stock - 6,282 and 5,437 shares as of December 31, 2024 and 2023, respectively	(227,119)	(211,149)
Accumulated other comprehensive loss	(7,746)	(4,571)
Total stockholders’ equity	229,537	240,265
Total liabilities and stockholders’ equity	$503,862	$564,174

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Research	$316,739	$334,396	$354,453
Consulting	97,254	118,228	152,587
Events	18,477	28,155	30,747
Total revenues	432,470	480,779	537,787
Operating expenses:
Cost of services and fulfillment	182,534	204,484	223,773
Selling and marketing	159,621	167,352	181,940
General and administrative	58,818	68,497	67,655
Depreciation	7,561	8,452	9,269
Amortization of intangible assets	9,648	11,956	13,161
Restructuring costs	11,773	13,272	9,335
Loss from sale of divested operation	1,775	—	—
Total operating expenses	431,730	474,013	505,133
Income from operations	740	6,766	32,654
Interest expense	(3,011)	(3,060)	(2,461)
Other income, net	4,094	2,371	222
Gains on investments, net	814	208	309
Income before income taxes	2,637	6,285	30,724
Income tax expense	8,384	3,235	8,918
Net income (loss)	$(5,747)	$3,050	$21,806
Basic income (loss) per common share	$(0.30)	$0.16	$1.15
Diluted income (loss) per common share	$(0.30)	$0.16	$1.14
Basic weighted average common shares outstanding	19,094	19,183	18,967
Diluted weighted average common shares outstanding	19,094	19,258	19,172

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$(5,747)	$3,050	$21,806

Other comprehensive income (loss), net of tax:
Foreign currency translation	(3,264)	3,248	(4,807)
Net change in market value of interest rate swap	—	—	212
Net change in market value of investments	89	99	(134)
Other comprehensive income (loss)	(3,175)	3,347	(4,729)
Comprehensive income (loss)	$(8,922)	$6,397	$17,077

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$0.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders'
	Shares	Value	Capital	Earnings	Shares	Cost	Loss	Equity
Balance at December 31, 2021	24,085	$241	$245,985	$152,825	5,027	$(191,955)	$(3,189)	$203,907
Issuance of common stock under stock plans, including tax effects	282	3	1,238	—	—	—	—	1,241
Repurchases of common stock	—	—	—	—	278	(15,112)	—	(15,112)
Stock-based compensation expense	—	—	14,543	—	—	—	—	14,543
Net income	—	—	—	21,806	—	—	—	21,806
Net change in interest rate swap, net of tax	—	—	—	—	—	—	212	212
Net change in marketable investments, net of tax	—	—	—	—	—	—	(134)	(134)
Foreign currency translation	—	—	—	—	—	—	(4,807)	(4,807)
Balance at December 31, 2022	24,367	244	261,766	174,631	5,305	(207,067)	(7,918)	221,656
Issuance of common stock under stock plans, including tax effects	317	3	805	—	—	—	—	808
Repurchases of common stock	—	—	—	—	132	(4,082)	—	(4,082)
Stock-based compensation expense	—	—	15,486	—	—	—	—	15,486
Net income	—	—	—	3,050	—	—	—	3,050
Net change in marketable investments, net of tax	—	—	—	—	—	—	99	99
Foreign currency translation	—	—	—	—	—	—	3,248	3,248
Balance at December 31, 2023	24,684	247	278,057	177,681	5,437	(211,149)	(4,571)	240,265
Issuance of common stock under stock plans, including tax effects	435	4	(183)	—	—	—	—	(179)
Repurchases of common stock	—	—	—	—	845	(15,970)	—	(15,970)
Stock-based compensation expense	—	—	14,343	—	—	—	—	14,343
Net loss	—	—	—	(5,747)	—	—	—	(5,747)
Net change in marketable investments, net of tax	—	—	—	—	—	—	89	89
Foreign currency translation	—	—	—	—	—	—	(3,264)	(3,264)
Balance at December 31, 2024	25,119	$251	$292,217	$171,934	6,282	$(227,119)	$(7,746)	$229,537

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(5,747)	$3,050	$21,806
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,561	8,452	9,269
Impairment of property and equipment	967	726	1,296
Amortization of intangible assets	9,648	11,956	13,161
Deferred income taxes	(58)	(5,461)	(6,652)
Stock-based compensation	14,343	15,486	14,543
Operating lease right-of-use assets amortization and impairments	12,974	11,658	14,511
Loss from sale of divested operation	1,775	—	—
Other, net	174	192	370
Changes in assets and liabilities
Accounts receivable	(9)	14,715	12,835
Deferred commissions	63	1,352	5,070
Prepaid expenses and other current assets	(197)	6,020	4,374
Accounts payable	(814)	1,428	(461)
Accrued expenses and other liabilities	(20,866)	(10,644)	(6,102)
Deferred revenue	(9,105)	(23,279)	(31,656)
Operating lease liabilities	(14,570)	(13,978)	(12,939)
Net cash provided by (used in) operating activities	(3,861)	21,673	39,425
Cash flows from investing activities:
Purchases of property and equipment	(3,400)	(5,495)	(5,663)
Purchases of marketable investments	(59,365)	(61,068)	(28,683)
Proceeds from maturities of marketable investments	51,735	28,338	27,331
Proceeds from sales of marketable investments	10,111	1,453	—
Proceeds from sale of divested operation	6,000	—	—
Other investing activity	(62)	13	201
Net cash provided by (used in) investing activities	5,019	(36,759)	(6,814)
Cash flows from financing activities:
Payments on borrowings	—	(15,000)	(25,000)
Payment of debt issuance costs	—	(25)	—
Repurchases of common stock	(15,920)	(4,082)	(15,112)
Proceeds from issuance of common stock under employee equity incentive plans	2,426	3,489	4,352
Taxes paid for net share settlements of stock-based compensation awards	(2,605)	(2,681)	(3,111)
Net cash used in financing activities	(16,099)	(18,299)	(38,871)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,914)	2,773	(6,117)
Net decrease in cash, cash equivalents and restricted cash	(16,855)	(30,612)	(12,377)
Cash, cash equivalents and restricted cash, beginning of year	75,042	105,654	118,031
Cash, cash equivalents and restricted cash, end of year	$58,187	$75,042	$105,654
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,562	$2,596	$2,015
Cash paid for income taxes	$9,277	$10,643	$8,901

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

Forrester Research, Inc. is a global independent research and advisory firm. The Company empower leaders in technology, customer experience, digital, marketing, sales, and product functions to be bold at work and accelerate growth through customer obsession. Forrester’s proprietary research, consulting and continuance guidance model, and events help executives and their teams achieve their initiatives and outcomes faster and with confidence. The Company's unique insights are grounded in annual surveys of more than 700,000 consumers, business leaders, and technology leaders worldwide, rigorous and objective research methodologies, and the shared wisdom of its clients.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-K. The Company’s fiscal year is the twelve months from January 1 through December 31 and all references to 2024, 2023, and 2022 refer to the fiscal year unless otherwise noted.

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

Adoption of New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Finance Reporting. The new standard provides optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting due to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The updates apply to contracts, hedging relationships, and other transactions that reference LIBOR, or another reference rate expected to be discontinued because of reference rate reform, and as a result require a modification. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this update apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The adoption of this standard did not impact the Company’s financial position or results of operations, and will not have an impact in the future as the Company no longer has any financial instruments that reference LIBOR.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard enhances the disclosures of reportable segment information, primarily in regards to significant segment expenses. The new standard was effective for the Company for the annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The adoption of this standard as of December 31, 2024 did not have a material impact on the Company’s financial position or results of operations.

Fair Value Measurements

The carrying amounts reflected in the Consolidated Balance Sheets for cash, certain cash equivalents, accounts receivable, note receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The Company’s financial instruments also include its outstanding variable-rate borrowings (refer to Note 5 – Debt). The Company believes that the carrying amount of its variable-rate borrowings reasonably approximate their fair values because the rates of interest on those borrowings reflect current market rates of interest.

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

The Company’s portfolio of investments may at any time include securities of U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds based outside of the U.S. Marketable investments are classified as current assets as they are available for use in current operations. Forrester accounts for all marketable investments as available-for-sale securities and as such, the marketable investments are carried at fair value with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under the accounting standards. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. During the years ended December 31, 2024, 2023, and 2022, the Company did not record any other-than-temporary impairment losses on its available-for-sale securities.

The Company did not realize any gains or losses from the Company's available-for-sale securities during the years ended December 31, 2024, 2023, and 2022.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented in the accompanying Consolidated Statements of Cash Flows (in thousands).

	For the Year Ended December 31,
	2024	2023
Cash and cash equivalents shown in balance sheets	$56,087	$72,909
Restricted cash classified in other assets (1):	2,100	2,133
Cash, cash equivalents and restricted cash shown in statement of cash flows	$58,187	$75,042

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

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. Goodwill is not amortized; however, it is required to be tested for impairment annually, which requires assessment of the potential impairment at the reporting unit level. Reporting units are determined based on the components of the Company's operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. Testing for impairment is also required on an interim basis if an event or circumstance indicates it is more likely than not an impairment loss has been incurred. When performing an impairment assessment, the Company either uses a qualitative assessment, to determine if it is more likely than not that the estimated fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. An impairment of goodwill is recognized to the extent that the carrying amount of a reporting unit exceeds its estimated fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30th as the date for performing the annual goodwill impairment test. Goodwill impairment charges have not been required for the years ended December 31, 2024, 2023 and 2022.

Impairment of Other Long-Lived Tangible and Intangible Assets

Other long-lived assets primarily consist of property and equipment, operating lease right-of-use assets, and intangible assets. The Company periodically evaluates the recoverability of other long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset group are evaluated in relation to the future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recorded $4.6 million, $2.6 million, and $5.0 million of long-lived asset impairment charges during 2024, 2023 and 2022, respectively (refer to Note 6 – Leases).

Non-Current Liabilities

The Company records deferred tax liabilities and other liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities.

Foreign Currency

The functional currency of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income, net in the Consolidated Statements of Operations. Forrester recorded $0.8 million, $0.3 million, and $0.2 million of foreign exchange losses during 2024, 2023, and 2022, respectively.

Revenue

The Company generates all of its revenues from contracts with customers, which totaled $432.5 million for the year ended December 31, 2024.

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

Research revenues

The majority of research revenues are subscriptions to our research, including access to a designated portion of our research and, depending on the type of license, unlimited analyst inquiry or guidance sessions, an executive coach or advisor, peer offerings, and unlimited participation in Forrester webinars, all of which are delivered throughout the contract period. The Company has concluded that these promises represent a stand ready obligation to provide a daily information service, in which the services are the same each day, every day is distinct, and the customer simultaneously receives and consumes the benefits as the Company transfers control throughout the contract period. Accordingly, these subscriptions meet the requirements of the series guidance and are each accounted for as a single performance obligation. The Company recognizes revenue ratably over the contract term, using an output measure of time elapsed. Certain of the research products include advisory services and/or an event ticket, which are accounted for as a separate performance obligation and are recognized at the point in time the service is completed, the final deliverable is transferred to the customer, or the event occurs. Research revenues also include subscriptions to, and individual licenses of electronic reprints, which are written research documents prepared by Forrester’s analysts and hosted via our on-line platform. Individual licenses of reprints include a promise to deliver a customer-selected research document and certain usage data provided through the on-line platform, which represents two performance obligations. The Company satisfies the performance obligation for the research document by providing access to the electronic reprint and accordingly recognizes revenue at that point in time. The Company satisfies the performance obligation for the data portion of the reprint on a daily basis and accordingly recognizes revenue over time. For reprint subscriptions, which allow the customer to utilize different reprints throughout the subscription period, the Company recognizes revenue ratably over the contract term.

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

Advisory services revenues are short-term presentations or knowledge sharing sessions (which can range from one hour to two days), such as speeches and advisory days. Each is a promise for a Forrester analyst to deliver a deeper understanding of Forrester’s published research and represents a single performance obligation. Revenue is recognized at the point in time the service is completed, which is when the customer has received the benefit(s) of the service.

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

Prepaid performance obligations

Prepaid performance obligations (including event tickets, reprints, consulting projects, and advisory services) on non-cancelable contracts, for which the Company estimates will expire unused, are recognized in proportion to the pattern of related rights exercised by the customer. This assessment requires judgment, including estimating the percentage of prepaid rights that will go unexercised and anticipating the impact that future changes to products, pricing, and customer engagement will have on actual expirations. The Company updates estimates used to recognize unexercised rights on a quarterly basis.

Contract modifications

Consulting contracts are occasionally modified to update the scope of the services purchased. Since a consulting project is a single performance obligation that is only partially satisfied at the modification date, the updated project requirements are not distinct and the modification is accounted for as part of the existing contract. The effect of the modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either an increase or decrease) on a cumulative catch-up basis. For the year ended December 31, 2024, the Company recorded an immaterial amount of cumulative catch-up adjustments.

Refer to Note 14 – Operating Segment and Enterprise Wide Reporting for a summary of disaggregated revenue by geographic region.

Contract Assets and Liabilities

Accounts receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company's invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of December 31, 2024.

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

During the years ended December 31, 2024 and 2023, the Company recognized approximately $141.8 million and $166.3 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $371.0 million of revenue is expected to be recognized during the next 36 months from remaining performance obligations as of December 31, 2024.

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

Amortization of the expense related to deferred commissions was $37.2 million, $39.8 million, and $45.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is recorded in selling and marketing expenses in the Consolidated Statements of Operations. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during 2024, 2023, or 2022.

Leases

The Company determines whether an arrangement is a lease at inception of the arrangement. The Company accounts for a lease when it has the right to control the leased asset for a period of time while obtaining substantially all of the asset's economic benefits. All of the Company’s leases are operating leases, the majority of which are for office space. Operating lease right-of-use ("ROU") assets and non-current operating lease liabilities are included as individual line items in the Consolidated Balance Sheets, while short-term operating lease liabilities are recorded within accrued expenses and other current liabilities.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2024, 2023, and 2022 was $0.9 million, $1.7 million, and $2.3 million, respectively. These expenses consisted primarily of online marketing and are included in selling and marketing expense in the Consolidated Statements of Operations.

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

Stock-based compensation expense was recorded in the following expense categories (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of services and fulfillment	$8,700	$9,068	$8,435
Selling and marketing	2,164	2,943	2,774
General and administrative	3,479	3,475	3,334
Total	$14,343	$15,486	$14,543

The options granted under the equity incentive plan and shares subject to the employee stock purchase plan were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (no options were granted in 2024 or 2022):

	2024	2023		2022
	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Employee Stock Purchase Plan
Average risk-free interest rate	4.55%	4.27%	5.51%	3.71%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	0.5 Years	4.75 Years	0.5 Years	0.5 Years
Expected volatility	38%	43%	35%	33%
Weighted average fair value	$4.86	$14.24	$7.90	$10.22

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

The unamortized fair value of stock-based awards as of December 31, 2024 was $26.7 million with a weighted average remaining recognition period of 2.7 years.

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Basic weighted average common shares outstanding	19,094	19,183	18,967
Weighted average common equivalent shares	—	75	205
Diluted weighted average common shares outstanding	19,094	19,258	19,172
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,307	730	210

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard enhances income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The new standard will be effective for the Company on January 1, 2025, with early adoption permitted. The adoption of the standard will result in additional disclosures in the Company's income tax footnote as described above.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard will be effective for the Company on January 1, 2027, with early adoption permitted. The Company anticipates adopting this standard on January 1, 2027, which will result in additional disclosures of expenses in the footnotes to its financial statements.

Note 2 - Divestiture

In August 2024, the Company completed the sale of a non-core product line, FeedbackNow, for approximately $17.6 million. The Company received $6.0 million in cash from the sale, along with a note receivable of $9.0 million that is payable in 2025, and a non-marketable equity investment in the acquirer valued at $2.6 million, which is accounted for under the cost method. The Company recorded a pre-tax loss of $1.8 million on the sale of FeedbackNow, which is included in Loss from sale of divested operation in the Consolidated Statements of Operations. The FeedbackNow product line was included in the Company’s Research segment. The principal components of the assets divested included goodwill, property and equipment, and accounts receivable, with carrying amounts of $14.8 million, $2.2 million, and $2.4 million, respectively, while the liabilities transferred with the sale primarily consisted of deferred revenue with a carrying amount of $1.8 million.

As of December 31, 2024, the balance of the note receivable inclusive of interest is $9.2 million and is recorded within Prepaid expenses and other current assets in the Consolidated Balance Sheets. The stated interest rate on the note receivable is 8% and is due upon maturity. The Company measures the note receivable on an amortized cost basis and records the estimate of any expected credit losses on the note receivable as an allowance for credit losses. Any allowance for credit losses would be reported as a valuation account on the balance sheet that is deducted from the note receivable’s amortized cost basis. Any changes in the allowance for credit losses would be reported outside of operations in the Consolidated Statement of Operations. If any amount of the note is determined by the Company to be uncollectible, for example, due to the borrower’s failure to meet repayment terms or due to the borrower's deteriorating financial condition, the write-off amount, reduced by any previously recorded allowances, would also be recorded outside of operations in the Consolidated Statement of Operations. During the year ended December 31, 2024, no material allowance or write-off amounts were recorded.

Note 3 – Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$12,140	$46	$(6)	$12,180
Money market funds	36,402	—	—	36,402
Total	$48,542	$46	$(6)	$48,582

	As of December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$18,049	$—	$(72)	$17,977
Federal agency obligations	2,000	—	(7)	1,993
Money market funds	31,610	—	—	31,610
Total	$51,659	$—	$(79)	$51,580

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Sales of marketable investments during 2024 primarily represent redemptions from non-U.S. based money market funds, and there were no realized gains or losses on marketable investments during the years ended December 31, 2024, 2023, and 2022.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of December 31, 2024 (in thousands):

	2025	2026	2027	Total
Corporate obligations	$6,083	$4,688	$1,409	$12,180
Money market funds	36,402	—	—	36,402
Total	$42,485	$4,688	$1,409	$48,582

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2024
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$803	$4	$997	$2
Total	$803	$4	$997	$2

	As of December 31, 2023
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$13,098	$8	$4,879	$64
Federal agency obligations	—	—	1,993	7
Total	$13,098	$8	$6,872	$71

Note 4 – Goodwill and Other Intangible Assets

A summary of goodwill by segment and the changes in the carrying amount of goodwill is shown in the following table (in thousands):

	Research Segment	Consulting Segment	Total
Balance at December 31, 2022	$234,020	$8,129	$242,149
Foreign currency translation adjustments	2,038	70	2,108
Balance at December 31, 2023	236,058	8,199	244,257
Disposition (1)	(14,795)	—	(14,795)
Foreign currency translation adjustments	(1,449)	(54)	(1,503)
Balance at December 31, 2024	$219,814	$8,145	$227,959

(1)
See Note 2 - Divestiture for additional information. The amount of goodwill allocated to the divestiture was determined using a relative fair value approach.

The Company performed its annual impairment test as of November 30, 2024 utilizing a qualitative assessment to determine if the fair values of each of its reporting units was less than their respective carrying values. The Company considered a variety of factors including the impacts of the uncertain economic conditions and the transition of its client base to the Forrester Decisions product platform on the Company's long-term forecast and stock price. Based upon those assessments, the Company concluded that there were no events or circumstances that had occurred that would more likely than not reduce the fair value of its reporting units below their carrying values. The Company will continue to monitor these factors and other future events, and the Company will perform interim impairment tests, if necessary.

As of December 31, 2024, the Company had no accumulated goodwill impairment losses and the Consulting reporting unit had a negative carrying value.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$49,946	$27,054
Technology	13,000	12,978	22
Trademarks	12,000	11,601	399
Total	$102,000	$74,525	$27,475

	December 31, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,640	$42,091	$35,549
Technology	16,524	15,950	574
Trademarks	12,519	11,005	1,514
Total	$106,683	$69,046	$37,637

Amortization expense related to intangible assets was approximately $9.6 million, $12.0 million, and $13.2 million during the years ended December 31, 2024, 2023, and 2022, respectively. Estimated intangible asset amortization expense for each of the four succeeding years is as follows (in thousands):

2025	$8,734
2026	8,335
2027	8,324
2028	2,082
Total	$27,475

Note 5 – Debt

The Company and certain of its subsidiaries are parties to a credit facility, dated as of January 3, 2019 and amended in December 2021 and April 2023, with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto (the "Credit Agreement").

The Credit Agreement matures in December 2026 and includes the following provisions: (a) an aggregate principal amount of revolving credit commitments (the "Revolving Credit Facility") of $150.0 million, (b) margin, at Forrester’s option, (i) between 1.25% and 1.75% per annum for loans based on LIBOR and (ii) between 0.25% and 0.75% per annum for loans based on the applicable base rate, in each case, based on Forrester’s consolidated total leverage ratio, and (c) a commitment fee applicable to undrawn revolving credit commitments between 0.30% and 0.20% per annum based on the Company's consolidated total leverage ratio.

The Credit Agreement permits the Company to increase commitments under the Revolving Credit Facility in an aggregate principal amount up to $50.0 million, subject to approval by the Administrative Agent and certain customary terms and conditions.

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

Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of December 31, 2024, $0.6 million in letters of credit were issued under the Revolving Credit Facility.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	December 31, 2024	December 31, 2023
Revolving credit facility (1) (2) (3)	$35,000	$35,000

(1)
The contractual annualized interest rate as of December 31, 2024 on the Revolving Credit Facility was 5.695%.
(2)
The Company had $114.4 million of available borrowing capacity on the Revolving Credit Facility (not including the expansion feature) as of December 31, 2024.
(3)
The weighted average annual effective rate on the Company's total debt outstanding for the years ended December 31, 2024 and 2023 was 6.5% and 6.3%, respectively.

The Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of December 31, 2024. The Facility also contains customary events of default, representations, and warranties.

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

Note 6 – Leases

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$11,542	$12,671	$14,284
Short-term lease cost	1,095	981	754
Variable lease cost	4,817	4,394	5,416
Sublease income	(524)	(521)	(746)
Total lease cost	$16,930	$17,525	$19,708

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$14,570	$13,839
Operating ROU assets obtained in exchange for lease obligations	$408	$1,110
Weighted-average remaining lease term - operating leases (years)	3.7	4.3
Weighted-average discount rate - operating leases	4.1%	4.3%

Future minimum lease payments under non-cancelable leases as of December 31, 2024 are as follows (in thousands):

Operating Lease
Payments
2025	$13,898
2026	12,302
2027	5,694
2028	2,865
2029	2,838
Thereafter	3,169
Total lease payments	40,766
Less imputed interest	(3,199)
Present value of lease liabilities	$37,567

Lease balances are as follows (in thousands):

As of
December 31, 2024
Operating lease ROU assets	$27,049

Short-term operating lease liabilities (1)	$12,758
Non-current operating lease liabilities	24,809
Total operating lease liabilities	$37,567
(1)
Included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions or covenants.

During the year ended December 31, 2024, the Company recorded $3.6 million of ROU asset impairments and $1.0 million of leasehold improvements impairments related to closure of the 10th and 11th floors of its offices located in San Francisco, California. During the year ended December 31, 2023, the Company recorded $1.9 million of ROU asset impairments and accelerated amortization and $0.7 million of leasehold improvements impairments related to closing various offices. During the year ended December 31, 2022, the Company recorded $3.7 million of ROU asset impairments and $1.3 million of leasehold improvement impairments related to closing the 10th floor of its offices located in San Francisco, California. The space had been vacant prior to the Company electing to permanently reduce its office space. The impairments and accelerated amortization are included in restructuring costs in the Consolidated Statements of Operations. The leasehold improvements were originally recorded in property and equipment, net in the Consolidated Balance Sheets. As a result of the impairments, the ROU asset and leasehold improvements were required to be recorded at their estimated fair value as Level 3 non-financial assets. The fair value of the asset group was determined using a discounted cash flow model, which required the use of estimates, including projected cash flows for the related assets, the selection of a discount rate used in the model, and regional real estate industry data. The fair value of the asset group was allocated to the ROU asset and leasehold improvements based on their relative carrying values.

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

During 2024, the Company entered into eleven foreign currency forward exchange contracts, all of which settled by December 31, 2024. Accordingly, as of December 31, 2024, there are no amounts recorded in the Consolidated Balance Sheets. During 2023, the Company entered into twelve foreign currency forward exchange contracts, all of which settled by December 31, 2023. Accordingly, as of December 31, 2023, there are no amounts recorded in the Consolidated Balance Sheets. During 2022, the Company entered into ten foreign currency forward exchange contracts, all of which settled by December 31, 2022.

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

	For the Year Ended December 31,
Amount recorded in:	2024	2023	2022
Interest expense (1)	$—	$—	$(103)
Other income, net (2)	81	(13)	(194)
Total	$81	$(13)	$(297)
(1)
Consists of interest expense from the interest rate swap contract.
(2)
Consists of net realized gains (losses) on foreign currency forward contracts.

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$52,395	$—	$52,395
Marketable investments (3)	—	12,180	12,180
Total Assets	$52,395	$12,180	$64,575

	As of December 31, 2023
	Level 1	Level 2	Total
Assets:
Money market funds (2)	$55,128	$—	$55,128
Marketable investments (3)	—	19,970	19,970
Total Assets	$55,128	$19,970	$75,098
(1)
U.S. based funds of $16.0 million are included in cash and cash equivalents and non-U.S. based funds of $36.4 million are included in marketable investments in the Consolidated Balance Sheets.
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

During the years ended December 31, 2024 and 2023, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets and liabilities.

Note 9 – Non-Marketable Investments

At December 31, 2024 and 2023, the carrying value of the Company’s non-marketable investments, which were composed of interests in technology-related private equity funds and an interest in a standalone real-time feedback company (see Note 2 - Divestiture), was $3.2 million and $1.2 million, respectively, and are included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $2.6 million at December 31, 2024 is being accounted for using the cost method and, accordingly, is valued at cost less impairments, if any. The Company’s other investment is accounted for using the equity method. Accordingly, the Company records its share of the investee’s operating results each period, which are included in gains on investments, net in the Consolidated Statement of Operations. The Company recorded $0.8 million, $0.2 million and $0.3 million in gains from its non-marketable investments for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company uses the cumulative earnings approach to classify distributions received from equity method investments. During the years ended December 31, 2024, 2023 and 2022, no distributions were received from the funds.

Note 10 – Income Taxes

Income before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Domestic	$(1,775)	$(4,058)	$16,552
Foreign	4,412	10,343	14,172
Total	$2,637	$6,285	$30,724

The components of the income tax expense are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$2,874	$3,867	$9,349
State	613	1,922	3,819
Foreign	4,955	2,907	2,402
Total current	8,442	8,696	15,570
Deferred:
Federal	(636)	(3,872)	(5,513)
State	763	(1,597)	(1,788)
Foreign	(185)	8	649
Total deferred	(58)	(5,461)	(6,652)
Income tax expense	$8,384	$3,235	$8,918

A reconciliation of the federal statutory rate to Forrester’s effective tax rate is as follows:

	Years Ended December 31,
	2024	2023	2022
Income tax provision at federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	40.6	8.1	5.2
Foreign tax rate differential	37.7	2.7	(0.5)
Stock compensation	66.6	17.5	0.9
Withholding taxes	31.7	6.2	1.7
Non-deductible expenses	23.1	8.1	1.5
Goodwill related to sale of FeedbackNow	93.9	—	—
Permanent differences	(0.1)	(1.7)	(0.3)
Change in valuation allowance	0.4	0.5	1.0
Foreign subsidiary income subject to U.S. tax	(1.6)	1.2	1.3
Foreign-derived intangible income benefit	1.1	(3.8)	(0.7)
Change in tax legislation	—	(8.1)	(1.6)
Foreign exchange gain (loss) on previously taxed earnings and profits	(0.5)	1.6	—
Currency translation gain (loss)	3.6	0.7	(0.1)
Other, net	0.4	(2.5)	(0.4)
Effective tax rate	317.9%	51.5%	29.0%

The significant items impacting the effective tax rate during 2024 as compared to 2023 are primarily due to 1) tax expense from the non-deductible goodwill related to the sale of the FeedbackNow product line of $2.5 million, 2) tax expense from the settlement of share-based awards of $1.8 million, 3) foreign withholding taxes of $0.8 million, and 4) state tax expense of $0.6 million related to the write-off of non-realizable state NOL carryforwards due to the dissolution of a domestic subsidiary.

The components of deferred income taxes are as follows (in thousands):

	As of December 31,
	2024	2023
Non-deductible reserves and accruals	$1,776	$3,077
Net operating loss and other carryforwards	5,525	6,262
Stock compensation	2,085	2,676
Depreciation and amortization	3,485	435
Lease liability	8,562	12,276
Gross deferred tax asset	21,433	24,726
Less - valuation allowance	(1,055)	(1,065)
Sub-total	20,378	23,661
Other liabilities	(2,553)	(733)
Goodwill and intangible assets	(13,837)	(15,181)
Operating lease right-of-use assets	(5,822)	(9,163)
Deferred commissions	(6,071)	(6,545)
Net deferred tax liability	$(7,905)	$(7,961)

As of December 31, 2024 and 2023, long-term net deferred tax assets were $0.8 million and $0.7 million, respectively, and are included in other assets in the Consolidated Balance Sheets. Long-term net deferred tax liabilities were $8.7 million at December 31, 2024 and 2023, and are included in non-current liabilities in the Consolidated Balance Sheets.

As of December 31, 2024, the Company has fully utilized its U.S. federal net operating loss carryforwards. In addition, the Company has no U.S. federal or state capital loss carryforwards.

The Company has foreign net operating loss carryforwards of approximately $17.4 million, which can be carried forward indefinitely. Approximately $3.2 million of the foreign net operating loss carryforwards relate to a prior acquisition, the utilization of which is subject to limitation under the tax law of the United Kingdom.

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

As of December 31, 2024 and 2023, the Company maintained a valuation allowance of approximately $1.1 million, primarily relating to foreign net operating loss carryforwards from an acquisition, and as of December 31, 2022, also from U.S. capital losses from the Company’s investment in technology-related private equity funds.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Deferred tax valuation allowance at January 1	$1,065	$989	$1,114
Additions	19	39	106
Deductions	(8)	—	(336)
Change in tax legislation	—	(4)	186
Translation adjustments	(21)	41	(81)
Deferred tax valuation allowance at December 31	$1,055	$1,065	$989

The Company will generally be free of additional U.S. federal tax consequences on additional unremitted foreign earnings that have been subject to U.S. tax or would be eligible for a dividends received deduction for earnings distributed after January 1, 2018. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest all of its unremitted earnings of $38.3 million, as well as the capital in these subsidiaries, indefinitely outside of the U.S. unless there are opportunities in the future to repatriate in a tax efficient manner. The Company does not expect to incur any material, additional taxes related to such amounts.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is summarized as follows for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Unrecognized tax benefits at January 1	$—	$—	$5
Reductions for tax positions of prior years	—	—	(4)
Translation adjustments	—	—	(1)
Unrecognized tax benefits at December 31	$—	$—	$—

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local, and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2017, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany, and Switzerland. As of December 31, 2024, the Company has no jurisdictions under audit.

Note 11 – Stockholders’ Equity

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

Treasury Stock

As of December 31, 2024, Forrester’s Board of Directors has authorized an aggregate $610.0 million to purchase common stock under the Company’s stock repurchase program, which includes an additional $25.0 million authorized in April 2024. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2024, the Company had repurchased approximately 18.0 million shares of common stock at an aggregate cost of $530.0 million.

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

The Equity Incentive Plan provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 9,930,000 shares authorized in the plan plus the number of unused shares from prior plan (not to exceed 2,500,000 shares). Under the terms of the Equity Incentive Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options and RSUs generally vest annually over four years and options expire after 10 years. No future awards can be granted or issued under prior plans and there is a maximum amount of awards issuable under the plan to the Company’s non-employee Directors. RSUs granted to non-employee directors vest quarterly over one year. Options and RSUs granted under the Equity Incentive Plan immediately vest upon certain events, as described in the plan. As of December 31, 2024, approximately 3.6 million shares were available for future grant of awards under the Equity Incentive Plan.

As of December 31, 2024, no options remain outstanding under prior plans.

Restricted Stock Units

Restricted stock units represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met. RSUs are valued on the date of grant based upon the value of the Company’s stock on the date of grant less the present value of dividends expected to be paid during the requisite service period, if any. Shares of Forrester’s common stock are delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2024, 2023, and 2022 was $21.29, $32.82, and $50.37, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $8.6 million, $8.8 million, and $10.8 million during 2024, 2023, and 2022, respectively.

RSU activity for the year ended December 31, 2024 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2023	999	$37.66
Granted	891	21.29
Vested	(415)	37.30
Forfeited	(222)	30.48
Unvested at December 31, 2024	1,253	$27.42

Stock Options

Stock option activity for the year ended December 31, 2024 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2023	201	$33.93
Forfeited	(34)	37.01
Outstanding at December 31, 2024	167	$33.29	6.54	$—
Exercisable at December 31, 2024	70	$33.64	4.27	$—
Vested and expected to vest at December 31, 2024	167	$33.29	6.48	$—

No stock options were granted or exercised during 2024. The total intrinsic value of options exercised during 2023 and 2022 was $6 thousand and $0.3 million, respectively.

Employee Stock Purchase Plan

In May 2022, stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Employee Stock Purchase Plan, which provided for an additional 600,000 shares of common stock, par value $0.01 per share, to be granted under the plan. The Company's Third Amended and Restated Employee Stock Purchase Plan (the "Stock Purchase Plan"), provides for the issuance of up to 0.8 million shares of common stock and as of December 31, 2024, approximately 0.5 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: (1) 85% of the closing price of the common stock on the day that the purchase period commences, or (2) 85% of the closing price of the common stock on the day that the purchase period terminates.

Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
February 29, 2024	73	$17.14
August 31, 2024	72	$16.30
February 28, 2023	63	$27.96
August 31, 2023	63	$26.04

Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (in thousands):

	Marketable Investments	Interest Rate Swap	Translation Adjustment	Total AOCL
Balance at December 31, 2021	$(25)	$(212)	$(2,952)	$(3,189)
Foreign currency translation (1)	—	—	(4,807)	(4,807)
Unrealized gain (loss) before reclassification, net of tax of $(10)	(134)	137	—	3
Reclassification to income, net of tax of $(28) (2)	—	75	—	75
Balance at December 31, 2022	(159)	—	(7,759)	(7,918)
Foreign currency translation (1)	—	—	3,248	3,248
Unrealized gain, net of tax of $(33)	99	—	—	99
Balance at December 31, 2023	(60)	—	(4,511)	(4,571)
Foreign currency translation (1)	—	—	(3,496)	(3,496)
Reclassification adjustment for write-off of foreign currency translation loss (3)	—	—	232	232
Unrealized gain, net of tax of $(30)	89	—	—	89
Balance at December 31, 2024	$29	$—	$(7,775)	$(7,746)
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
(3)
The reclassification adjustment for the write-off of a foreign currency translation loss relates to the liquidation of a non-U.S. subsidiary during 2024 and is reported in restructuring costs in the Consolidated Statements of Operations.

Note 12 – Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $7.2 million, $7.8 million, $8.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 13 – Restructuring

In January 2023, the Company implemented a reduction in its workforce of approximately 4% across various geographies and functions to streamline operations. The Company recorded $4.3 million of severance and related costs for this action during the fourth quarter of 2022, and $0.6 million during the first quarter of 2023. The Company also recorded a restructuring charge of $5.0 million during the fourth quarter of 2022 related to closing one floor of its offices located in San Francisco, California, of which $3.7 million related to an impairment of a right-of-use asset and $1.3 million related to an impairment of leasehold improvements. During 2023, the Company recorded an incremental $0.9 million impairment to its California office and a $0.6 million charge for the write-off of a previously capitalized software project. During the third quarter of 2024, the Company recorded an incremental $0.5 million impairment to its California office.

The following table rolls forward the activity in the restructuring accrual for the January 2023 action for the year ended December 31, 2024 (in thousands):

Accrual at December 31, 2023	$48
Additional restructuring and related costs	506
Non-cash charge (included above)	(492)
Cash payments	(62)
Accrual at December 31, 2024	$—

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

The following table rolls forward the activity in the restructuring accrual for the May 2023 action for the year ended December 31, 2024 (in thousands):

Accrual at December 31, 2023	$1,282
Additional restructuring and related costs	262
Non-cash charge (included above)	(232)
Cash payments	(943)
Accrual at December 31, 2024	$369

In February 2024, the Company implemented a reduction in its workforce of approximately 3% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $0.7 million of severance and related costs for this action during the fourth quarter of 2023, and $2.8 million during the first quarter of 2024. The Company also recorded a restructuring charge of $3.8 million during the first quarter of 2024 related to closing one floor of its offices located in San Francisco, California, of which $3.2 million related to an impairment of a right-of-use asset and $0.6 million related to an impairment of leasehold improvements. During the third quarter of 2024, the Company recorded an incremental $0.2 million impairment to its California office.

The following table rolls forward the activity in the restructuring accrual for the February 2024 action for the year ended December 31, 2024 (in thousands):

Accrual at December 31, 2023	$732
Additional restructuring and related costs	6,850
Non-cash charge (included above)	(4,036)
Cash payments	(3,546)
Accrual at December 31, 2024	$—

In January 2025, the Company implemented a reduction in its workforce of approximately 6% across various geographies and functions to better align its cost structure with the revenue outlook for the year. Approximately $4.2 million of severance and related costs for this action were recorded during the fourth quarter of 2024. See Note 17 - Subsequent Events, for additional details of this action.

Note 14 – Operating Segment and Enterprise Wide Reporting

The Company’s chief operating decision-maker is the chief executive officer and the chief financial officer. The Company operates in three segments: Research, Consulting, and Events. These segments, which are also the Company's reportable segments, are based on the management structure of the Company and how the chief operating decision maker uses financial information to evaluate performance and determine how to allocate resources. The Company’s products and services are delivered through each segment as described below.

The Research segment includes the revenues from all of the Company’s research products as well as consulting revenues from advisory services (such as speeches and advisory days) delivered by the Company’s research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the costs of the product management organization responsible for product pricing and packaging, and the launch of new products. During the third quarter of

2024, the Company realigned its technology teams and as such certain technology costs are no longer reported within the Research segment, and are now reported within the line selling, marketing, administrative and other expenses. Prior period amounts have been recast to conform to the current presentation.

The Consulting segment includes the revenues and the related costs of the Company’s project consulting organization. The project consulting organization delivers a majority of the Company’s project consulting revenue.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting in-person and virtual events.

The Company evaluates reportable segment performance and allocates resources based on segment operating income (loss). Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, restructuring costs, loss from sale of divested operation, interest expense, other income, and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements. The Company does not review or evaluate assets as part of segment performance. Accordingly, the Company does not identify or allocate assets by reportable segment.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2024
Research revenues	$316,739	$—	$—	$316,739
Consulting revenues	21,095	76,159	—	97,254
Events revenues	—	—	18,477	18,477
Total segment revenues	337,834	76,159	18,477	432,470
Segment expenses (1):
Compensation, benefits and related costs	(100,620)	(27,782)	(5,567)	(133,969)
Direct costs of Events	—	—	(13,429)	(13,429)
Professional services	(10,864)	(1,735)	(108)	(12,707)
Billable expenses	(548)	(7,926)	—	(8,474)
Travel and entertainment	(1,895)	(358)	(104)	(2,357)
Software	(1,278)	(8)	(5)	(1,291)
Other segment expenses (2)	(446)	(19)	(37)	(502)
Total segment expenses	(115,651)	(37,828)	(19,250)	(172,729)
Segment operating income (loss)	222,183	38,331	(773)	259,741
Selling, marketing, administrative and other expenses				(235,805)
Amortization of intangible assets				(9,648)
Restructuring costs				(11,773)
Loss from sale of divested operation				(1,775)
Interest expense, other income, and gains on investments				1,897
Income before income taxes				$2,637

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and certain overhead expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2023
Research revenues	$334,396	$—	$—	$334,396
Consulting revenues	28,826	89,402	—	118,228
Events revenues	—	—	28,155	28,155
Total segment revenues	363,222	89,402	28,155	480,779
Segment expenses (1):
Compensation, benefits and related costs	(109,025)	(34,324)	(6,049)	(149,398)
Direct costs of Events	—	—	(14,293)	(14,293)
Professional services	(11,861)	(2,272)	(60)	(14,193)
Billable expenses	(595)	(8,113)	—	(8,708)
Travel and entertainment	(1,690)	(297)	(124)	(2,111)
Software	(1,729)	(11)	(14)	(1,754)
Other segment expenses (2)	(492)	(11)	(17)	(520)
Total segment expenses	(125,392)	(45,028)	(20,557)	(190,977)
Segment operating income	237,830	44,374	7,598	289,802
Selling, marketing, administrative and other expenses				(257,808)
Amortization of intangible assets				(11,956)
Restructuring costs				(13,272)
Interest expense, other income, and gains on investments				(481)
Income before income taxes				$6,285

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and certain overhead expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2022
Research revenues	$354,453	$—	$—	$354,453
Consulting revenues	41,559	111,028	—	152,587
Events revenues	—	—	30,747	30,747
Total segment revenues	396,012	111,028	30,747	537,787
Segment expenses (1):
Compensation, benefits and related costs	(107,870)	(37,625)	(7,187)	(152,682)
Direct costs of Events	—	—	(14,373)	(14,373)
Professional services	(13,441)	(8,063)	(62)	(21,566)
Billable expenses	(740)	(10,712)	—	(11,452)
Travel and entertainment	(1,414)	(357)	(123)	(1,894)
Software	(1,488)	(103)	(1)	(1,592)
Other segment expenses (2)	(476)	(29)	(55)	(560)
Total segment expenses	(125,429)	(56,889)	(21,801)	(204,119)
Segment operating income	270,583	54,139	8,946	333,668
Selling, marketing, administrative and other expenses				(278,518)
Amortization of intangible assets				(13,161)
Restructuring costs				(9,335)
Interest expense, other income, and gains on investments				(1,930)
Income before income taxes				$30,724

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and certain overhead expenses.

Net long-lived tangible assets by location as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
United States	$30,307	$48,001
United Kingdom	7,043	8,194
Europe (excluding United Kingdom)	191	186
Asia Pacific	1,207	2,742
Total	$38,748	$59,123

Revenues by geographic destination, based on the location products and services are consumed, and as a percentage of total revenues for the years ended December 31, 2024, 2023, and 2022 are as follows (dollars in thousands):

	2024	2023	2022
United States	$334,095	$373,483	$426,041
Europe (excluding United Kingdom)	37,698	37,912	36,664
United Kingdom	18,934	21,311	20,079
Canada	12,221	16,416	20,759
Asia Pacific	20,778	23,604	26,548
Other	8,744	8,053	7,696
Total	$432,470	$480,779	$537,787

	2024	2023	2022
United States	77%	78%	77%
Europe (excluding United Kingdom)	9	8	9
United Kingdom	4	4	5
Canada	3	3	3
Asia Pacific	5	5	5
Other	2	2	1
Total	100%	100%	100%

Note 15 – Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2024 and 2023 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2024	2023
Computers and equipment	$8,615	$10,128
Computer software	32,120	34,641
Furniture and fixtures	7,393	9,188
Leasehold improvements	25,423	29,506
Total property and equipment	73,551	83,463
Less accumulated depreciation	(61,852)	(64,062)
Total property and equipment, net	$11,699	$19,401

The Company incurs costs to develop or obtain internal use computer software used for its operations, and certain of these costs meeting the criteria in ASC 350 – Internal Use Software are capitalized and amortized over their useful lives. The entire balance in the computer software category above consists of these costs. Amortization of capitalized internal-use software costs totaled $4.3 million, $4.7 million, and $4.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in depreciation expense in the Consolidated Statements of Operations.

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2024 and 2023 consist of the following (in thousands):

	2024	2023
Payroll and related benefits	$30,879	$43,426
Taxes	2,142	4,680
Lease liability	12,758	14,181
Other	11,823	19,195
Total	$57,602	$81,482

Non-Current Liabilities:

Non-current liabilities as of December 31, 2024 and 2023 consist of the following (in thousands):

	2024	2023
Deferred tax liability	$8,705	$8,679
Other	1,840	2,481
Total	$10,545	$11,160

Allowance for Doubtful Accounts:

A rollforward of the allowance for doubtful accounts as of and for the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands):

	2024	2023	2022
Balance, beginning of year	$574	$560	$610
Provision for doubtful accounts	547	701	638
Write-offs	(697)	(692)	(669)
Translation adjustments	10	5	(19)
Balance, end of year	$434	$574	$560

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

Note 16 – Contingencies

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

Note 17 – Subsequent Events

In January 2025, the Company implemented a reduction in force of approximately 6% of its workforce across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company also plans to close one of its smaller offices in the United States. The Company anticipates total costs for this action to be in a range of $5.6 million to $5.8 million related principally to cash severance and related benefit costs for terminated employees, with the majority of the cash costs to be expended in 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 7, 2025.

Name	Age	Position
George F. Colony	71	Chairman of the Board, Chief Executive Officer
Ryan Darrah	53	Chief Legal Officer and Secretary
Michael Facemire	49	Chief Technology Officer
L. Christian Finn	54	Chief Financial Officer
Jobina Gonsalves	46	Chief People Officer
Carrie Johnson	49	Chief Product Officer
Sharyn Leaver	50	Chief Research Officer
Nate Swan	57	Chief Sales Officer

George F. Colony, Forrester’s founder, has served as Chairman of the Board of Directors and Chief Executive Officer since the Company’s inception in July 1983, and as President since September 2001 and from 1983-2000.

Ryan Darrah began serving as Chief Legal Officer and Secretary in March 2017. Previously, he was the Assistant General Counsel and Assistant Secretary of the Company. Prior to joining the Company in 2007, Mr. Darrah served as General Counsel and Secretary of Sports Loyalty Systems, Inc. and ProfitLogic, Inc.

Michael Facemire began serving as Chief Technology Officer in July 2024. Previously, he served as Vice President of Product Technology from July 2018 to July 2024, and Vice President, Principal Analyst, from October 2016 to July 2018. Mr. Facemire joined Forrester in 2012.

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

Jobina Gonsalves became the Company's Chief People Officer in May 2024. Prior to joining Forrester, she was the Senior Vice President HR for TUV SUD America, a quality, safety, and sustainability solutions provider, where she held a number of roles since 2012.

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

Nate Swan became Forrester’s Chief Sales Officer in January 2023. Prior to joining Forrester, he was Vice President of Sales at OneTrust LLC, a software as a service company focused on privacy management software platforms, from January to December 2022. Prior to joining OneTrust, from June to September 2021, Mr. Swan was Chief Sales Officer of Ideal Image, and from 1997 until June of 2021, he was with Gartner, Inc., most recently as Senior Vice President, Sales Learning and Development.

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

The remainder of the response to this item is contained in our Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and "Insider Trading Policies and Procedures", all of which is incorporated herein by reference.

Item 11. Executive Compensation

The response to this item is contained in the 2025 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2024, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	1,420,195	(1)	$33.29	4,028,580	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	1,420,195		$33.29	4,028,580

(1)
Includes 1,253,476 restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)
Includes, as of December 31, 2024, 3,576,647 shares available for issuance under our Equity Incentive Plan and 451,933 shares that are available for issuance under our Stock Purchase Plan.

The shares available under our Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2025 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2025 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a. Financial Statements. See Index to Financial Statement herein.

b. Financial Statement Schedules. None.

c. Exhibits. A complete listing of exhibits required is given in the Exhibit Index herein, which precedes the exhibits filed with this report.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Registration Statement on Form S-1A filed on November 5, 1996)

3.2	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc.

3.5	Amended and Restated By-Laws of Forrester Research, Inc.

4.1	Specimen Certificate for Shares of Common Stock, $.01 par value, of Forrester Research, Inc. (see Exhibit 4 to Registration Statement on Form S-1A filed on November 5, 1996)

4.2	Description of Common Stock

10.01+	Registration Rights and Non-Competition Agreement (see Exhibit 10.1 to Registration Statement on Form S-1 filed on September 26, 1996)

10.02+	Amended and Restated Employee Stock Purchase Plan

10.03+	Amended and Restated Equity Incentive Plan

10.04+	Form of Incentive Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.05+	Form of Non-Qualified Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.06+	Form of Performance-Based Stock Option Certificate (Amended and Restated Equity Incentive Plan)

10.07+	Form of Performance-Based Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.08+	Form of Restricted Stock Unit Award Agreement (Amended and Restated Equity Incentive Plan)

10.09+	Form of Restricted Stock Unit Award Agreement for Directors with One-Year Vesting (Amended and Restated Equity Incentive Plan)

10.10+	Form of Stock Option Certificate with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.11+	Form of Stock Option Certificate with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.12+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation Covenant (Amended and Restated Equity Incentive Plan)

10.13+	Form of Restricted Stock Unit Award Agreement with Non-Solicitation and Non-Competition Covenant (Amended and Restated Equity Incentive Plan)

10.14+	Amended and Restated Executive Cash Incentive Plan

10.15+	Executive Severance Plan

10.16	Lease of Premises at Cambridge Discovery Park, Cambridge, Massachusetts dated as of September 29, 2009 from BHX, LLC, as Trustee of Acorn Park I Realty Trust to the Company

10.17	First Amendment of Lease dated as of December 21, 2009 by 200 Discovery Park, LLC, successor to BHX, LLC, as Trustee of Acorn Park I Realty Trust, and the Company

10.18

Agreement Regarding Project Rights dated as of September 29, 2009, by BHX, LLC, a Massachusetts limited liability company, as Trustee of Acorn Park I Realty Trust, a Massachusetts nominee trust, and the Company

10.19	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company

10.20	Credit Agreement, dated as of January 3, 2019, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.

10.21

First Amendment to Credit Agreement, dated December 21, 2021, among the Company, as borrower, SiriusDecisions, Inc. and Whitcomb Investments, Inc., each as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.22

Second Amendment to Credit Agreement, dated as of April 25, 2023, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties set forth on the signature pages thereto

19.1(1)	Forrester Research, Inc. Insider Trading Policy

21(1)	Subsidiaries of the Registrant

23.1(1)	Consent of PricewaterhouseCoopers LLP

31.1(1)	Certification of the Principal Executive Officer

31.2(1)	Certification of the Principal Financial Officer

32.1(2)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Compensation Recovery Policy

101.INS(1)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104(1)	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 7, 2025

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 7, 2025

/s/ L. CHRISTIAN FINN L. Christian Finn	Chief Financial Officer (Principal Financial Officer)	March 7, 2025

/s/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 7, 2025

/s/ YVONNE L. WASSENAAR Yvonne L. Wassenaar	Member of the Board of Directors	March 7, 2025

/s/ ROBERT M. GALFORD Robert M. Galford	Member of the Board of Directors	March 7, 2025

/s/ ROBERT P. BENNETT Robert Bennett	Member of the Board of Directors	March 7, 2025

/s/ DAVID J. BOYCE David J. Boyce	Member of the Board of Directors	March 7, 2025

/s/ ANTHONY J. FRISCIA Anthony J. Friscia	Member of the Board of Directors	March 7, 2025

/s/ NEIL BRADFORD Neil Bradford	Member of the Board of Directors	March 7, 2025

/s/ CORINNE MUNCHBACH	Member of the Board of Directors	March 7, 2025
Corinne Munchbach

/s/ WARREN ROMINE Warren Romine	Member of the Board of Directors	March 7, 2025