Form 10-Q
period 2025-03-31
FORRESTER RESEARCH, INC.
filed 2025-05-12
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

As of May 5, 2025, 19,063,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$75,592	$56,087
Marketable investments	58,662	48,582
Accounts receivable, net of allowance for expected credit losses of $372 and $434 as of March 31, 2025 and December 31, 2024, respectively	43,251	55,490
Deferred commissions	21,085	22,942
Prepaid expenses and other current assets	19,909	18,263
Total current assets	218,499	201,364
Property and equipment, net	10,996	11,699
Operating lease right-of-use assets	24,802	27,049
Goodwill	145,267	227,959
Intangible assets, net	25,258	27,475
Other assets	14,984	8,316
Total assets	$439,806	$503,862
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$422	$965
Accrued expenses and other current liabilities	42,685	57,602
Deferred revenue	180,580	145,404
Total current liabilities	223,687	203,971
Long-term debt	35,000	35,000
Non-current operating lease liabilities	21,999	24,809
Other non-current liabilities	11,686	10,545
Total liabilities	292,372	274,325
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 25,262 and 25,119 shares as of March 31, 2025 and December 31, 2024, respectively
Outstanding - 18,980 and 18,838 shares as of March 31, 2025 and December 31, 2024, respectively	253	251
Additional paid-in capital	294,922	292,217
Retained earnings	84,662	171,934
Treasury stock - 6,282 shares as of March 31, 2025 and December 31, 2024	(227,119)	(227,119)
Accumulated other comprehensive loss	(5,284)	(7,746)
Total stockholders’ equity	147,434	229,537
Total liabilities and stockholders’ equity	$439,806	$503,862

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Research	$68,414	$76,581
Consulting	21,436	23,141
Events	26	355
Total revenues	89,876	100,077
Operating expenses:
Cost of services and fulfillment	39,601	44,690
Selling and marketing	35,706	39,422
General and administrative	13,061	14,059
Depreciation	1,480	2,060
Amortization of intangible assets	2,217	2,514
Goodwill impairment	83,895	—
Restructuring costs	1,507	6,624
Total operating expenses	177,467	109,369
Loss from operations	(87,591)	(9,292)
Interest expense	(667)	(762)
Loss on investments, net	(1,024)	—
Other income, net	980	1,274
Loss before income taxes	(88,302)	(8,780)
Income tax benefit	(1,030)	(2,107)
Net loss	$(87,272)	$(6,673)
Basic loss per common share	$(4.62)	$(0.35)
Diluted loss per common share	$(4.62)	$(0.35)
Basic weighted average common shares outstanding	18,890	19,285
Diluted weighted average common shares outstanding	18,890	19,285

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(87,272)	$(6,673)

Other comprehensive income (loss), net of tax:
Foreign currency translation	2,458	(1,968)
Net change in market value of investments	4	6
Other comprehensive income (loss)	2,462	(1,962)
Comprehensive loss	$(84,810)	$(8,635)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(87,272)	$(6,673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,480	2,060
Impairment of property and equipment	—	646
Amortization of intangible assets	2,217	2,514
Deferred income taxes	879	3,485
Stock-based compensation	2,472	3,574
Goodwill impairment	83,895	—
Operating lease right-of-use assets amortization and impairments	2,408	5,679
Other, net	1,340	13
Changes in assets and liabilities:
Accounts receivable	12,389	3,885
Deferred commissions	1,857	1,709
Prepaid expenses and other current assets	(10,539)	(14,617)
Accounts payable	(544)	970
Accrued expenses and other liabilities	(15,083)	(36,002)
Deferred revenue	34,385	36,998
Operating lease liabilities	(3,161)	(3,630)
Net cash provided by operating activities	26,723	611
Cash flows from investing activities:
Purchases of property and equipment	(648)	(1,426)
Purchases of marketable investments	(13,741)	(32,745)
Proceeds from maturities of marketable investments	2,000	23,900
Proceeds from sales of marketable investments	2,667	3,021
Other investing activity	1,250	14
Net cash used in investing activities	(8,472)	(7,236)
Cash flows from financing activities:
Repurchases of common stock	—	(4,097)
Proceeds from issuance of common stock under employee equity incentive plans	664	1,253
Taxes paid related to net share settlements of stock-based compensation awards	(429)	(1,429)
Net cash provided by (used in) financing activities	235	(4,273)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,086	(652)
Net change in cash, cash equivalents and restricted cash	19,572	(11,550)
Cash, cash equivalents and restricted cash, beginning of period	58,186	75,042
Cash, cash equivalents and restricted cash, end of period	$77,758	$63,492
Supplemental disclosure of cash flow information:
Cash paid for interest	$563	$646
Cash paid for income taxes	$3,262	$3,195

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2025 may not be indicative of the results for the year ending December 31, 2025, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents shown in balance sheets	$75,592	$61,379
Restricted cash classified in other assets (1):	2,166	2,113
Cash, cash equivalents and restricted cash shown in statement of cash flows	$77,758	$63,492

(1)
Restricted cash consists of collateral required for leased office space. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

Adoption of New Accounting Pronouncements

There were no recent accounting pronouncements adopted by the Company during the quarter ended March 31, 2025.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard enhances income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The new standard will be effective for annual filings for the Company beginning in 2025, and quarterly filings thereafter. The adoption of the standard will result in additional disclosures in the Company's income tax footnote.

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

Note 2 — Divestiture

In August 2024, the Company completed the sale of a non-core product line, FeedbackNow, for approximately $17.6 million. The Company received $6.0 million in cash from the sale, along with a note receivable of $9.0 million, and a non-marketable equity investment in the acquirer valued at $2.6 million, which is accounted for under the cost method. The Company recorded a pre-tax loss of $1.8 million on the sale of FeedbackNow, which is included in loss from sale of divested operation in the Consolidated Statements of Operations for the year ended December 31, 2024. The FeedbackNow product line was included in the Company’s Research segment. The principal components of the assets divested included goodwill, property and equipment, and accounts receivable, with carrying amounts of $14.8 million, $2.2 million, and $2.4 million, respectively, while the liabilities transferred with the sale primarily consisted of deferred revenue with a carrying amount of $1.8 million.

As of March 31, 2025, the balance of the note receivable, inclusive of interest at the stated rate of 8%, is $9.6 million. The repayment terms of the note were modified during the first quarter of 2025 resulting in $1.5 million plus all accrued interest being due in December 2025, and the remainder due in the second quarter of 2026. The short-term portion of the note is recorded within prepaid expenses and other current assets and the long-term portion is recorded in other assets in the Consolidated Balance Sheets. The Company measures the note receivable on an amortized cost basis and records the estimate of any expected credit losses on the note receivable as an allowance for credit losses. In conjunction with the modification of the repayment terms of the note, the Company updated its analysis of the current expected credit loss for the note, utilizing a market implied credit loss methodology. As a result, during the three months ended March 31, 2025, the Company recorded a $0.9 million allowance for credit losses. The allowance for credit losses is reported as a valuation account on the balance sheet that is deducted from the note receivable’s amortized cost basis and is included in loss on investments, net in the Consolidated Statement of Operations. If any amount of the note is determined by the Company to be uncollectible due to the borrower’s failure to meet repayment terms or due to the borrower's deteriorating financial condition, the write-off amount, reduced by any previously recorded allowances, would also be recorded in losses on investments. During the year ended December 31, 2024, no material allowance or write-off amounts were recorded.

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$18,439	$51	$(5)	$18,485
Federal agency obligations	750	—	(1)	749
Money market funds	39,428	—	—	39,428
Total	$58,617	$51	$(6)	$58,662

	As of December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$12,140	$46	$(6)	$12,180
Money market funds	36,402	—	—	36,402
Total	$48,542	$46	$(6)	$48,582

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Sales of marketable investments during 2025 primarily represent redemptions from non-U.S. based money market funds, and there were no realized gains or losses on sales of marketable investments during the three months ended March 31, 2025 and 2024.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of March 31, 2025 (in thousands).

	FY 2025	FY 2026	FY 2027	FY 2028	Total
Corporate obligations	$7,063	$7,042	$3,877	$503	$18,485
Federal agency obligations	—	—	500	249	749
Money market funds	39,428	—	—	—	39,428
Total	$46,491	$7,042	$4,377	$752	$58,662

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2025
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$5,244	$5	$—	$—
Federal agency obligations	749	1	—	—
Total	$5,993	$6	$—	$—

	As of December 31, 2024
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$803	$4	$997	$2
Total	$803	$4	$997	$2

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

As a result of the substantial and sustained decline in the Company's stock price and its overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by the recently announced changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025, it was determined a triggering event occurred as of March 31, 2025, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill as of March 31, 2025 for its two reporting units (Research and Consulting) that have goodwill. The Company estimated the implied fair value of its reporting units using an equal weighting of an income approach and market approach. As a result of the quantitative impairment test performed, the Company determined goodwill was impaired for its Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the period ended March 31, 2025.

The income approach was based upon projected future cash flows that were discounted to present value. The key underlying assumptions included forecasted revenues, gross profit and operating expenses, terminal growth rate, as well as an applicable discount rate for each reporting unit. The key assumptions in the market approach were the earnings multiple and market participant acquisition premium. Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that have been deemed reasonable by the Company. Changes in the estimates or assumptions used in the quantitative impairment test could materially affect the determination of fair value of the Company’s reporting units and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, lower than expected bookings growth, increases in costs, and other macroeconomic factors.

The Company will complete its annual goodwill impairment test as of November 30, 2025. In addition, throughout the remainder of 2025, the Company will continue to monitor relevant facts and circumstances, including future changes in its stock price, to determine if another interim impairment test is required. The Company may be required to record additional goodwill impairment charges. While management cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on the Company's results of operations and financial condition.

Goodwill of $8.2 million is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of March 31, 2025, the date of the impairment test.

The change in the carrying amount of goodwill for the three months ended March 31, 2025 is summarized as follows (in thousands):

	Research Segment	Consulting Segment	Total
Balance at December 31, 2024	$219,814	$8,145	$227,959
Impairment	(83,895)	—	(83,895)
Translation adjustments	1,160	43	1,203
Balance at March 31, 2025	$137,079	$8,188	$145,267

The Company reviews long-lived assets, including property and equipment, operating lease right-of-use assets, and finite-lived intangible assets, for impairment when an event occurs that may indicate potential impairment. In connection with the identified triggering event as of March 31, 2025, the Company performed, prior to the goodwill impairment test, a quantitative assessment of its long-lived assets by comparing undiscounted future cash flows to the net carrying value of the underlying assets, and concluded that its long-lived assets were not impaired. However, if future events occur or if business conditions deteriorate, the Company may be required to record an impairment loss, and or accelerate the amortization of finite-lived intangible assets in the future, which could be material to its results of operations and financial condition.

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	March 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$52,027	$24,973
Technology	13,000	12,981	19
Trademarks	12,000	11,734	266
Total	$102,000	$76,742	$25,258

	December 31, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$49,946	$27,054
Technology	13,000	12,978	22
Trademarks	12,000	11,601	399
Total	$102,000	$74,525	$27,475

Estimated intangible asset amortization expense for each of the four succeeding years is as follows (in thousands):

2025 (remainder)	$6,517
2026	8,335
2027	8,324
2028	2,082
Total	$25,258

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

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of March 31, 2025.

The Company may voluntarily prepay revolving loans under the credit facility at any time and from time to time, without premium or penalty. No interim amortization payments are required to be made under the credit facility.

Up to $5.0 million of the credit facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of March 31, 2025, $1.0 million in letters of credit were issued under the credit facility.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	March 31, 2025	December 31, 2024
Credit facility	$35,000	$35,000

The contractual annualized interest rate as of March 31, 2025 was 5.67%.

The Company had $114.0 million of available borrowing capacity on the credit facility (not including the expansion feature) as of March 31, 2025. The weighted average annual effective interest rate for the three months ended March 31, 2025 was 5.68%.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Operating lease cost	$2,538	$3,094
Short-term lease cost	375	214
Variable lease cost	1,143	1,230
Sublease income	—	(130)
Total lease cost	$4,056	$4,408

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$3,161	$3,630
Operating lease ROU assets obtained in exchange for lease obligations	$—	$408
Weighted-average remaining lease term - operating leases (years)	3.5	4.1
Weighted-average discount rate - operating leases	4.1%	4.2%

Future minimum lease payments under non-cancelable leases as of March 31, 2025 are as follows (in thousands):

Operating Lease
Payments
2025 (remainder)	$10,420
2026	12,306
2027	5,740
2028	2,911
2029	2,883
Thereafter	3,209
Total lease payments	37,469
Less imputed interest	(2,907)
Present value of lease liabilities	$34,562

Lease balances as of March 31, 2025 are as follows (in thousands):

Operating lease ROU assets	$24,802

Short-term operating lease liabilities (1)	$12,563
Non-current operating lease liabilities	21,999
Total operating lease liabilities	$34,562

(1)
Included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions, or covenants.

During the three months ended March 31, 2024, the Company recorded $3.2 million of ROU asset impairments and $0.6 million of leasehold improvements impairments related to closing the 11th floor of its offices located in San Francisco, California. The impairments are included in restructuring costs in the Consolidated Statements of Operations. As a result of the impairments, the ROU assets were required to be recorded at their estimated fair values as Level 3 non-financial assets. The fair values of the asset groups were determined using a discounted cash flow model, which required the use of estimates, including projected cash flows for the related assets, the selection of a discount rate used in the model, and regional real estate industry data.

Note 7 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended March 31,
Revenues: (1)	2025	2024
North America	$72,504	$79,629
Europe	11,033	13,437
Asia Pacific	4,833	4,891
Other	1,506	2,120
Total	$89,876	$100,077

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of March 31, 2025 or 2024.

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

During the three months ended March 31, 2025 and 2024, the Company recognized $58.3 million and $62.5 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $369.7 million of revenue is expected to be recognized during the next 36 months from remaining performance obligations as of March 31, 2025.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the three months ended March 31, 2025 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2024	$434
Provision for expected credit losses	(123)
Write-offs	61
Balance at March 31, 2025	$372

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions in the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended March 31, 2025 and 2024 was $7.6 million and $7.9 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the three months ended March 31, 2025 and 2024.

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

During the three months ended March 31, 2025, the Company entered into three foreign currency forward exchange contracts, all of which settled by March 31, 2025. Accordingly, as of March 31, 2025, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the three months ended March 31, 2024, the Company entered into three foreign currency forward exchange contracts, all of which settled by March 31, 2024. Accordingly, as of March 31, 2024, there is no amount recorded in the Consolidated Balance Sheets for these contracts.

The Company’s derivative counterparties are investment grade financial institutions. The Company does not have any collateral arrangements with these counterparties and the derivative contracts do not contain credit risk-related contingent features. The table below provides information regarding gains (losses) recognized in the Consolidated Statements of Operations for the derivative contracts for the periods indicated (in thousands):

	Three Months Ended
	March 31,
Amount recorded in:	2025	2024
Other income, net	$138	$(14)

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$64,643	$—	$64,643
Marketable investments (3)	—	19,234	19,234
Total Assets	$64,643	$19,234	$83,877

	As of December 31, 2024
	Level 1	Level 2	Total
Assets:
Money market funds (2)	$52,395	$—	$52,395
Marketable investments (3)	—	12,180	12,180
Total Assets	$52,395	$12,180	$64,575

(1)
U.S. based funds of $25.2 million are included in cash and cash equivalents and non-U.S. based funds of $39.4 million are included in marketable investments in the Consolidated Balance Sheets.
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

During the three months ended March 31, 2025, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets and liabilities.

Note 10 – Non-Marketable Investments

At March 31, 2025 and December 31, 2024, the carrying value of the Company’s non-marketable investments, which were composed primarily of an interest in a standalone real-time feedback company (see Note 2 - Divestiture) and of interests in technology-related private equity funds, was $3.1 million and $3.2 million, respectively, and are included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a carrying value of $2.6 million at March 31, 2025 is being accounted for using the cost method and, accordingly, is valued at cost less impairments, if any. The Company’s other investment is accounted for using the equity method. Accordingly, the Company records its share of the investee’s operating results each period, which are included in loss on investments, net in the Consolidated Statement of Operations. Gains and losses from non-marketable investments were immaterial during the three months ended March 31, 2025 and 2024.

The Company uses the cumulative earnings approach to classify distributions received from equity method investments. During the three months ended March 31, 2025, $1.4 million was distributed from the funds to the Company. This amount was included within other investing activity in the Consolidated Statements of Cash Flows as it was considered a return on investment. During the three months ended March 31, 2024, no distributions were received from the funds.

Note 11 — Income Taxes

Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Certain items such as changes in tax rates, tax benefits or expense related to settlements of share-based awards, tax effects of foreign currency gains or losses, goodwill impairments, and the tax effect from the divestment of operations are treated as discrete items and are recorded in the period in which they arise.

Income tax benefit for the three months ended March 31, 2025 was $1.0 million resulting in an effective tax rate of 1.2% for the period. Income tax benefit for the three months ended March 31, 2024 was $2.1 million resulting in an effective tax rate of 24.0% for the period.

The decrease in the effective tax rate during the three months ended March 31, 2025 was primarily due to the goodwill impairment charge, which is not deductible for tax purposes.

Note 12 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2024	$29	$(7,775)	$(7,746)
Foreign currency translation (1)	—	2,458	2,458
Unrealized gain, net of tax of $(1)	4	—	4
Balance at March 31, 2025	$33	$(5,317)	$(5,284)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2023	$(60)	$(4,511)	$(4,571)
Foreign currency translation (1)	—	(1,968)	(1,968)
Unrealized gain, net of tax of $(2)	6	—	6
Balance at March 31, 2024	$(54)	$(6,479)	$(6,533)

(1)
The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments as it intends to permanently reinvest undistributed earnings of its foreign subsidiaries.

Note 13 — Net Loss Per Common Share

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Basic weighted average common shares outstanding	18,890	19,285
Weighted average common equivalent shares	—	—
Diluted weighted average common shares outstanding	18,890	19,285
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,286	1,082

Note 14 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended March 31, 2025
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	25,119	$251	$292,217	$171,934	6,282	$(227,119)	$(7,746)	$229,537
Issuance of common stock under stock plans, including tax effects	143	2	233	—	—	—	—	235
Stock-based compensation expense	—	—	2,472	—	—	—	—	2,472
Net loss	—	—	—	(87,272)	—	—	—	(87,272)
Net change in marketable investments, net of tax	—	—	—	—	—	—	4	4
Foreign currency translation	—	—	—	—	—	—	2,458	2,458
Balance at March 31, 2025	25,262	$253	$294,922	$84,662	6,282	$(227,119)	$(5,284)	$147,434

	Three Months Ended March 31, 2024
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	24,684	$247	$278,057	$177,681	5,437	$(211,149)	$(4,571)	$240,265
Issuance of common stock under stock plans, including tax effects	197	2	(178)	—	—	—	—	(176)
Repurchases of common stock	—	—	—	—	202	(4,097)	—	(4,097)
Stock-based compensation expense	—	—	3,574	—	—	—	—	3,574
Net loss	—	—	—	(6,673)	—	—	—	(6,673)
Net change in marketable investments, net of tax	—	—	—	—	—	—	6	6
Foreign currency translation	—	—	—	—	—	—	(1,968)	(1,968)
Balance at March 31, 2024	24,881	$249	$281,453	$171,008	5,639	$(215,246)	$(6,533)	$230,931

Equity Plans

Restricted stock unit activity for the three months ended March 31, 2025 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	1,253	$27.42
Granted	18	10.79
Vested	(106)	35.03
Forfeited	(103)	27.82
Unvested at March 31, 2025	1,062	$26.33

Stock option activity for the three months ended March 31, 2025 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2024	167	$33.29
Forfeited	(15)	33.42
Outstanding at March 31, 2025	152	$33.28	6.04	$—
Exercisable at March 31, 2025	96	$33.42	4.92	$—
Vested and expected to vest at March 31, 2025	152	$33.28	6.04	$—

No stock options were granted or exercised during the three months ended March 31, 2025.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cost of services and fulfillment	$1,718	$2,122
Selling and marketing	8	599
General and administrative	746	853
Total	$2,472	$3,574

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended
	March 31,
	2025	2024
	Employee Stock Purchase Plan	Employee Stock Purchase Plan
Average risk-free interest rate	4.27%	5.36%
Expected dividend yield	0.0%	0.0%
Expected life	0.5 Years	0.5 Years
Expected volatility	38%	39%
Weighted average fair value	$2.86	$5.46

Treasury Stock

As of March 31, 2025, Forrester’s Board of Directors had authorized an aggregate $610.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three months ended March 31, 2025, the Company did not repurchase any shares of common stock. During the three months ended March 31, 2024, the Company repurchased approximately 0.2 million shares of common stock at an aggregate cost of approximately $4.1 million. From the inception of the program through March 31, 2025, the Company repurchased 18.0 million shares of common stock at an aggregate cost of $530.0 million.

Note 15 — Restructuring and Related Costs

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

In January 2025, the Company implemented a reduction in its workforce of approximately 6% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $4.2 million of severance and related costs for this action during the fourth quarter of 2024, and $1.5 million during the first quarter of 2025. The Company expects the majority of the accrued restructuring and related costs as of March 31, 2025 to be fully paid by the end of 2025.

The following table rolls forward the activity in the restructuring accrual for the January 2025 action for the three months ended March 31, 2025 (in thousands):

Accrual at December 31, 2024	$4,132
Additional restructuring and related costs	1,507
Non-cash charge (included above)	(319)
Cash payments	(2,457)
Foreign currency effect	22
Accrual at March 31, 2025	$2,885

Note 16 — Operating Segments

The Company's chief operating decision-maker is the chief executive officer and the chief financial officer. The Company operates in three segments: Research, Consulting, and Events. These segments, which are also the Company's reportable segments, are based on the management structure of the Company and how the chief operating decision maker uses financial information to evaluate performance and determine how to allocate resources. The Company’s products and services are delivered through each segment as described below.

The Research segment includes the revenues from all of the Company's research products as well as consulting revenues from advisory services (such as speeches and advisory days) delivered by the Company's research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the costs of the product management organization responsible for product pricing and packaging, and the launch of new products. During the third quarter of 2024, the Company realigned its technology teams and as such certain technology costs are no longer reported as a direct expense of the Research segment, and are now reported within selling, marketing, administrative and other expenses. As of January 1, 2025, the Company realigned its citations team costs such that these costs are now reported as a direct expense of the Research segment, whereas they were previously reported in selling, marketing, administrative and other expenses. Prior period amounts have been recast to conform to the current presentation.

The Consulting segment includes the revenues and the related costs of the Company's project consulting organization. The project consulting organization delivers a majority of the Company's project consulting revenue. As of January 1, 2025, the Company realigned its content marketing partner costs such that these costs are now reported as a direct expense of the Consulting segment, whereas they were previously reported in selling, marketing, administrative and other expenses. Prior period amounts have been recast to conform to the current presentation.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting its events. As of January 1, 2025, the Company realigned its events sponsorship sales team and as such the costs of this team are no longer reported as a direct expense of the Events segment, and are now reported within selling, marketing, administrative, and other expenses. Prior period amounts have been recast to conform to the current presentation.

The Company evaluates reportable segment performance and allocates resources based on segment operating income (loss). Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, goodwill impairment, restructuring costs, interest expense, other income, and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements. The Company does not review or evaluate assets as part of segment performance. Accordingly, the Company does not identify or allocate assets by reportable segment.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended March 31, 2025
Research revenues	$68,414	$—	$—	$68,414
Consulting revenues	5,058	16,378	—	21,436
Events revenues	—	—	26	26
Total segment revenues	73,472	16,378	26	89,876
Segment expenses (1):
Compensation, benefits and related costs	(22,552)	(6,907)	(727)	(30,186)
Professional services	(2,691)	(513)	(1)	(3,205)
Billable expenses	(83)	(1,357)	—	(1,440)
Travel and entertainment	(389)	(112)	(4)	(505)
Software	(377)	—	(17)	(394)
Other segment expenses (2)	(44)	(10)	(15)	(69)
Total segment expenses	(26,136)	(8,899)	(764)	(35,799)
Segment operating income (loss)	47,336	7,479	(738)	54,077
Selling, marketing, administrative and other expenses				(54,049)
Amortization of intangible assets				(2,217)
Goodwill impairment				(83,895)
Restructuring and related costs				(1,507)
Interest expense, other income and loss on investments				(711)
Loss before income taxes				$(88,302)

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended March 31, 2024
Research revenues	$76,581	$—	$—	$76,581
Consulting revenues	4,643	18,498	—	23,141
Events revenues	—	—	355	355
Total segment revenues	81,224	18,498	355	100,077
Segment expenses (1):
Compensation, benefits and related costs	(27,263)	(8,380)	(773)	(36,416)
Professional services	(3,651)	(478)	(3)	(4,132)
Billable expenses	(148)	(1,940)	—	(2,088)
Travel and entertainment	(299)	(84)	(5)	(388)
Software	(458)	—	(4)	(462)
Other segment expenses (2)	(125)	(4)	7	(122)
Total segment expenses	(31,944)	(10,886)	(778)	(43,608)
Segment operating income (loss)	49,280	7,612	(423)	56,469
Selling, marketing, administrative and other expenses				(56,623)
Amortization of intangible assets				(2,514)
Restructuring and related costs				(6,624)
Interest expense and other income				512
Loss before income taxes				$(8,780)
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

Note 17 — Contingencies

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

Note 18 — Subsequent Events

On April 11, 2025, the Company entered into a third amendment of its lease, and a new lease, for its principal headquarters located in Cambridge, Massachusetts. The effect of these agreements was to early terminate the original lease with respect to the first, second and third floors of the facility on or before May 31, 2026, while also extending the lease term with respect to the fourth, fifth and six floors of the facility through June 30, 2039. Variable lease costs in the new lease consist of operating costs, taxes and parking. The Company has the right to extend the new lease term for two terms of ten years each. The new lease does not contain residual value guarantees, material restrictions or covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about changing stakeholder expectations, migration of our clients into our Forrester Decisions products, product development, holding hybrid events, possible acquisitions, future dividends, future share repurchases, future growth rates, operating income and cash from operations, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, the anticipated impact of accounting standards, and any future impairment charge we incur. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich subscriptions to, and licenses of, our Research products and services, our ability to fulfill existing or generate new consulting engagements and advisory services, any adverse economic conditions, including from trade policies and tariffs, that result in a reduction in technology spending or demand for our products and services, our international operations expose us to a variety of operational risks which could negatively impact us, our ability to offer new products and services, the use of Generative AI in our business and by our clients and competitors, our dependence on key personnel, our ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, our business with the U.S. Government, the impact of our outstanding debt, competition and industry consolidation, possible variations in our quarterly operating results, concentration of our stock ownership, the possibility of network disruptions and security breaches, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, taxation risks, any weakness identified in our system of internal controls, and any future impairment charge we incur. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our key metrics focus on our contract value ("CV") products. We are focusing on CV products as these products are our most profitable products and historically our contracts for CV products have renewed at high rates (as measured by our client retention and wallet retention metrics). Our CV products make up essentially all of our research revenues, and research revenues as a percentage of total revenues decreased from approximately 77% for the three months ended March 31, 2024 to approximately 76% for the three months ended March 31, 2025.

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV and wallet retention at the planned 2025 foreign currency rates. In addition, due to the divestiture of the FeedbackNow product line in the third quarter of 2024, we have recast our historical metrics to exclude FeedbackNow products and clients. In addition, the recast metrics reflect the correction of an insignificant error. We have included the recast metrics below for the three months ended March 31, 2024, and we have also provided recast metrics dating back to the first quarter of 2023, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Contract value	$290.9	$312.8	$(21.9)	(7%)
Client retention	73%	72%	1 point
Wallet retention	86%	87%	(1) point
Number of clients	1,822	2,122	(300)	(14%)

Contract value at March 31, 2025 decreased by 7% compared to the prior year period due to wallet retention being at 86% for the period (representing retention and enrichment of the prior year CV base) and new client acquisition not fully offsetting the net retention loss. Client retention increased by 1 percentage point and wallet retention decreased by 1 percentage point at March 31, 2025 compared to the prior year period. However, wallet retention decreased by 3 percentage points and client retention was flat, compared to the prior quarter. The decline in wallet retention from the prior quarter was primarily due to lower enrichment of contracts as they renewed during the quarter.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to, those related to our revenue recognition, goodwill, intangible and other long-lived assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made, and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Research revenues	76.1%	76.5%
Consulting revenues	23.9	23.1
Events revenues	—	0.4
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	44.1	44.7
Selling and marketing	39.7	39.4
General and administrative	14.5	14.0
Depreciation	1.6	2.1
Amortization of intangible assets	2.5	2.5
Goodwill impairment	93.3	—
Restructuring costs	1.8	6.6
Loss from operations	(97.5)	(9.3)
Interest expense	(0.7)	(0.8)
Loss on investments, net	(1.1)	—
Other income, net	1.1	1.3
Loss before income taxes	(98.2)	(8.8)
Income tax benefit	(1.1)	(2.1)
Net loss	(97.1%)	(6.7%)

Three Months Ended March 31, 2025 and 2024

Revenues

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$89.9	$100.1	$(10.2)	(10%)
Research revenues	$68.4	$76.6	$(8.2)	(11%)
Consulting revenues	$21.4	$23.1	$(1.7)	(7%)
Events revenues	$—	$0.4	$(0.3)	(93%)
Revenues attributable to customers outside of the U.S.	$19.8	$23.5	$(3.7)	(16%)
Percentage of revenue attributable to customers outside of the U.S.	22%	23%	(1) point

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 11% during the three months ended March 31, 2025 compared to the prior year period, primarily due to the decrease in CV, as discussed above, and the divestiture of the FeedbackNow product line in the third quarter of 2024. From a product perspective, the decrease in revenues was due to a decline in revenue from our reprint product, the effect of the divestiture of the FeedbackNow product line, and a decline in revenue from our subscription research products. Research subscription products declined 6% during the three months ended March 31, 2025, as revenue growth from our Forrester Decisions products was offset by revenue declines from our heritage research products.

Consulting revenues decreased 7% during the three months ended March 31, 2025 compared to the prior year period. The decrease in revenues was due to a decrease in delivery of consulting services due to lower client bookings.

Events revenues were insignificant during the three months ended March 31, 2025 and 2024 as no events were held during either period.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$39.6	$44.7	$(5.1)	(11%)
Cost of services and fulfillment as a percentage of total revenues	44%	45%	(1) point
Service and fulfillment employees (at end of period)	672	747	(75)	(10%)

Cost of services and fulfillment expenses decreased 11% during the three months ended March 31, 2025 compared to the prior year period. The decrease was primarily due to (1) a $3.2 million decrease in compensation and benefit costs due to a decrease in headcount, partially offset by an increase incentive bonus costs and (2) a $1.4 million decrease in professional services costs primarily due to a decrease in contractor costs and billable fees.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$35.7	$39.4	$(3.7)	(9%)
Selling and marketing expenses as a percentage of total revenues	40%	39%	1 point
Selling and marketing employees (at end of period)	608	679	(71)	(10%)

Selling and marketing expenses decreased 9% during the three months ended March 31, 2025 compared to the prior year period. The decrease was primarily due to (1) a $2.6 million decrease in compensation and benefit costs due to a decrease in headcount and commissions expense and (2) a $0.6 million decrease in stock compensation expense.

General and Administrative

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$13.1	$14.1	$(1.0)	(7%)
General and administrative expenses as a percentage of total revenues	15%	14%	1 point
General and administrative employees (at end of period)	230	264	(34)	(13%)

General and administrative expenses decreased 7% during the three months ended March 31, 2025 compared to the prior year period. The decrease was primarily due to a $1.1 million decrease in compensation and benefit costs due to a decrease in headcount, partially offset by an increase in incentive bonus costs.

Depreciation

Depreciation expense decreased by $0.6 million during the three months ended March 31, 2025 compared to the prior year period due to certain software assets becoming fully depreciated.

Amortization of Intangible Assets

The fluctuation for amortization expense was immaterial during the three months ended March 31, 2025 compared to the prior year period.

Goodwill Impairment

As a result of the substantial and sustained decline in our stock price and our overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by the recently announced changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025, it was determined a triggering event occurred as of March 31, 2025, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill as of March 31, 2025 for our two reporting units (Research and Consulting) that have goodwill. We estimated the implied fair value of our reporting units using an equal weighting of an income approach and market approach. As a result of the quantitative impairment test, we determined goodwill was impaired for our Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the period ended March 31, 2025, which is not deductible for tax purposes.

The income approach was based upon projected future cash flows that were discounted to present value. The key underlying assumptions included forecasted revenues, gross profit and operating expenses, terminal growth rate, as well as an applicable discount rate for each reporting unit. The key assumptions in the market approach were the earnings multiple and market participant acquisition premium. Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that we deemed to be reasonable. Changes in the estimates or assumptions used in the quantitative impairment test could materially affect the determination of fair value of our reporting units and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, lower than expected bookings growth, increases in costs, and other macroeconomic factors.

We will continue to monitor relevant facts and circumstances, including future changes in our stock price. We may be required to record additional goodwill impairment charges. While we cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on our results of operations and financial condition.

Restructuring and Related Costs

In February 2024, we implemented a reduction in our workforce of approximately 3% across various geographies and functions to better align our cost structure with the revenue outlook for the year. We recorded $0.7 million of severance and related costs for this action during the fourth quarter of 2023, and $2.8 million during the first quarter of 2024. We recorded a restructuring charge of $3.8 million during the first quarter of 2024 related to closing one floor of our offices in San Francisco, California, of which $3.2 million related to an impairment of a right-of-use asset and $0.6 million related to an impairment of leasehold improvements.

During the third quarter of 2024, we recorded an additional restructuring charge of $0.7 million related to the prior closure of both floors of our offices located in San Francisco, California, of which $0.4 million related to an impairment of the right-of-use assets and $0.3 million related to an impairment of leasehold improvements. Also, during the third quarter of 2024, we recognized $0.2 million of expense from the write-off of foreign currency translation adjustments related to the liquidation of a small foreign operation.

In January 2025, we implemented a reduction in our workforce of approximately 6% across various geographies and functions to better align our cost structure with the revenue outlook for the year. We recorded $4.2 million of severance and related costs for this action during the fourth quarter of 2024, and $1.5 million during the first quarter of 2025.

Interest Expense

Interest expense consists of interest on our borrowings. The fluctuation in interest expense was immaterial during the three months ended March 31, 2025 compared to the prior year period.

Loss on Investments, Net

Loss on investments, net consists of an allowance for credit losses on a note receivable from the divestiture of FeedbackNow and our share of equity method investment losses from our technology-related investment funds. Loss on investments, net increased by $1.0 million during the three months ended March 31, 2025 compared to the prior year period due primarily to an increase in the allowance for credit losses on the note receivable.

Other Income, Net

Other income, net primarily consists of interest income, gains and losses on foreign currency, and gains and losses on foreign currency forward contracts. Other income, net decreased by $0.3 million during the three months ended March 31, 2025 compared to the prior year period primarily due to a decrease in interest income.

Income Tax Benefit

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Benefit from income taxes (dollars in millions)	$(1.0)	$(2.1)	$(1.1)	(51%)
Effective tax rate	1%	24%	(23) points

The decrease in the effective tax rate during the three months ended March 31, 2025 compared to the prior year period is primarily due to the goodwill impairment charge, which is not deductible for tax purposes. For the full year 2025, we anticipate that our effective tax rate will be in the range of negative 3% to 7%.

Segment Results

We operate in three segments: Research, Consulting, and Events. These segments, which are also our reportable segments, are based on our management structure and how management uses financial information to evaluate performance and determine how to allocate resources. Our products and services are delivered through each segment as described below.

The Research segment includes the revenues from all of our research products as well as consulting revenues from advisory services (such as speeches and advisory days) delivered by our research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the costs of the product management organization that is responsible for product pricing and packaging, and the launch of new products. During the third quarter of 2024, we realigned our technology teams and as such certain technology costs are no longer reported as a direct expense of the Research segment, and are now reported within selling, marketing, administrative and other expenses. As of January 1, 2025, we realigned our citations team costs such that these costs are now reported as a direct expense of the Research segment, whereas they were previously reported in selling, marketing, administrative and other expenses. Prior period amounts have been recast to conform to the current presentation.

The Consulting segment includes the revenues and the related costs of our project consulting organization. The project consulting organization delivers a majority of our project consulting revenue. As of January 1, 2025, we realigned our content marketing partner costs such that these costs are now reported as a direct expense of the Consulting segment, whereas they were previously reported in selling, marketing, administrative and other expenses. Prior period amounts have been recast to conform to the current presentation.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting our events. As of January 1, 2025, we realigned our events sponsorship sales team and as such the costs of this team are no longer reported as a direct expense of the Events segment, and are now reported within selling, marketing, administrative, and other expenses. Prior period amounts have been recast to conform to the current presentation.

We evaluate reportable segment performance and allocate resources based on segment operating income (loss). Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, goodwill impairment, restructuring costs, interest expense, other income, and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2025
Research revenues	$68,414	$—	$—	$68,414
Consulting revenues	5,058	16,378	—	21,436
Events revenues	—	—	26	26
Total segment revenues	73,472	16,378	26	89,876
Segment expenses	(26,136)	(8,899)	(764)	(35,799)
Segment operating income (loss)	47,336	7,479	(738)	54,077
Year over year revenue change	(10%)	(11%)	(93%)	(10%)
Year over year expense change	(18%)	(18%)	(2%)	(18%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2024
Research revenues	$76,581	$—	$—	$76,581
Consulting revenues	4,643	18,498	—	23,141
Events revenues	—	—	355	355
Total segment revenues	81,224	18,498	355	100,077
Segment expenses	(31,944)	(10,886)	(778)	(43,608)
Segment operating income (loss)	49,280	7,612	(423)	56,469

Research segment revenues decreased 10% during the three months ended March 31, 2025 compared to the prior year period. Research product revenues within this segment decreased 11% primarily due to the decrease in CV, as discussed above, as well as due to the divestiture of the FeedbackNow product line in the third quarter of 2024. Consulting product revenues within this segment increased 9% primarily due to increased delivery of consulting and advisory services by our research analysts.

Research segment expenses decreased 18% during the three months ended March 31, 2025 compared to the prior year period. The decrease in expenses was primarily due to (1) a $4.7 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $1.0 million decrease in professional services due to a decrease in contractor costs.

Consulting segment revenues decreased 11% during the three months ended March 31, 2025 compared to the prior year period. The decrease in revenues was primarily due to a decrease in delivery of consulting services due to lower client bookings.

Consulting segment expenses decreased 18% during the three months ended March 31, 2025 compared to the prior year period. The decrease in expenses was primarily due to (1) a $1.5 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $0.6 million decrease in billable fees.

Event segment revenues and expenses were insignificant during the three months ended March 31, 2025 and 2024 as no events were held during either period.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 76% of our revenues during the three months ended March 31, 2025, are generally renewable and are typically payable in advance. We generated cash from operating activities of $26.7 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively. The $26.1 million increase in cash from operations for the three months ended March 31, 2025 compared to the prior year period was primarily due to a $20.9 million decrease in cash used for accrued expenses resulting primarily from a decrease in the payment of year end incentive compensation during 2025 as compared to the prior year period, and the payment of a legal settlement during the prior year period.

During the three months ended March 31, 2025, we used cash in investing activities of $8.5 million primarily from $9.1 million in net purchases of marketable investments and $0.6 million of purchases of property and equipment, primarily consisting of computer software, partially offset by a $1.4 million distribution received from an equity method investment. During the three months ended March 31, 2024, we used cash in investing activities of $7.2 million primarily from $5.8 million in net purchases of marketable investments and $1.4 million of purchases of property and equipment, primarily consisting of computer software.

During the three months ended March 31, 2025, we generated cash from financing activities of $0.2 million primarily due to $0.7 million of net proceeds from the issuance of common stock under our stock-based incentive plans, partially offset by $0.4 million in taxes paid related to net share settlements of restricted stock units. We used $4.3 million of cash in financing activities during the three months ended March 31, 2024 primarily due to $4.1 million for purchases of our common stock and $1.4 million in taxes paid related to net share settlements of restricted stock units, partially offset by $1.3 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of March 31, 2025, our remaining stock repurchase authorization was approximately $80.0 million.

We have a credit facility that provides up to $150.0 million of revolving credit commitments. The amount outstanding under the credit facility was $35.0 million at March 31, 2025 and the facility expires in December of 2026. The credit facility permits us to increase the revolving credit commitments in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of March 31, 2025 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 6 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 6 years. Remaining lease payments within one year, within two to three years, within four to five years, and after five years from March 31, 2025, are $10.4 million, $18.0 million, $5.8 million, and $3.2 million respectively. On April 11, 2025, we entered into a lease amendment and new lease for our headquarters building in Cambridge, Massachusetts. The new lease contains total non-cancelable lease payments of $51.1 million from March 1, 2027 through the lease expiration date of June 30, 2039 (refer to Note 18 - Subsequent Events in the Notes to Consolidated Financial Statements for additional information).

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of March 31, 2025, we had cash, cash equivalents, and marketable investments of $134.3 million. This balance includes $83.9 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

Recent Accounting Pronouncements

Refer to Note 1 – Interim Consolidated Financial Statements in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

Critical Accounting Policies and Estimates

For information regarding our critical accounting policies and estimates, please refer to Note 1, "Summary of Significant Accounting Policies" and Item 7, “Critical Accounting Estimates” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in the "Note 17 - Contingencies", in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risk factors below supplement and update the risk factors and information discussed in our Annual Report on Form 10-K for the year ended December 31, 2024. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Relating to our Business

We have recently recorded a substantial impairment charge. Any future impairments of our assets could negatively impact our results of operations.

We test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment test is also required for other long-lived assets if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of such long-lived assets may not be recoverable could be a significant decline in our stock price for a sustained period; significant negative industry or economic trends; our overall financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant entity-specific events including changes in management, key personnel, strategy, or customers; and other events affecting our reporting units. During the three months ended March 31, 2025, we recorded an impairment of goodwill in the amount of $83.9 million related to our Research segment as a result of a triggering event arising from a sustained decline in our share price and our overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by the recently announced changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025. Any future impairment of goodwill or other long-lived assets could have a negative impact on our profitability and financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through March 31, 2025, our Board of Directors authorized an aggregate $610.0 million to purchase common stock under our stock repurchase program. During the quarter ended March 31, 2025, we did not purchase any shares of our common stock under the stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 12, 2025