Form 10-Q
period 2025-06-30
FORRESTER RESEARCH, INC.
filed 2025-08-05
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

As of July 30, 2025, 19,083,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$67,767	$56,087
Marketable investments	67,187	48,582
Accounts receivable, net of allowance for expected credit losses of $323 and $434 as of June 30, 2025 and December 31, 2024, respectively	40,244	55,490
Deferred commissions	17,687	22,942
Prepaid expenses and other current assets	21,318	18,263
Total current assets	214,203	201,364
Property and equipment, net	10,095	11,699
Operating lease right-of-use assets	33,184	27,049
Goodwill	147,376	227,959
Intangible assets, net	23,041	27,475
Other assets	8,139	8,316
Total assets	$436,038	$503,862
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,801	$965
Accrued expenses and other current liabilities	40,931	57,602
Deferred revenue	154,502	145,404
Total current liabilities	197,234	203,971
Long-term debt	35,000	35,000
Non-current operating lease liabilities	35,113	24,809
Other non-current liabilities	9,152	10,545
Total liabilities	276,499	274,325
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 25,361 and 25,119 shares as of June 30, 2025 and December 31, 2024, respectively
Outstanding - 19,080 and 18,838 shares as of June 30, 2025 and December 31, 2024, respectively	254	251
Additional paid-in capital	298,129	292,217
Retained earnings	88,575	171,934
Treasury stock - 6,282 shares as of June 30, 2025 and December 31, 2024	(227,119)	(227,119)
Accumulated other comprehensive loss	(300)	(7,746)
Total stockholders’ equity	159,539	229,537
Total liabilities and stockholders’ equity	$436,038	$503,862

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Research	$77,926	$83,663	$146,340	$160,244
Consulting	23,493	24,811	44,929	47,952
Events	10,240	13,351	10,266	13,706
Total revenues	111,659	121,825	201,535	221,902
Operating expenses:
Cost of services and fulfillment	49,654	51,164	89,255	95,854
Selling and marketing	37,314	40,253	73,020	79,675
General and administrative	13,368	14,437	26,429	28,496
Depreciation	1,659	2,062	3,139	4,122
Amortization of intangible assets	2,217	2,513	4,434	5,027
Goodwill impairment	—	—	83,895	—
Restructuring costs	491	82	1,998	6,706
Total operating expenses	104,703	110,511	282,170	219,880
Income (loss) from operations	6,956	11,314	(80,635)	2,022
Interest expense	(675)	(763)	(1,342)	(1,525)
Loss on investments, net	—	—	(1,024)	—
Other income, net	835	1,015	1,815	2,289
Income (loss) before income taxes	7,116	11,566	(81,186)	2,786
Income tax expense	3,203	5,274	2,173	3,167
Net income (loss)	$3,913	$6,292	$(83,359)	$(381)
Basic income (loss) per common share	$0.21	$0.33	$(4.39)	$(0.02)
Diluted income (loss) per common share	$0.20	$0.33	$(4.39)	$(0.02)
Basic weighted average common shares outstanding	19,063	19,093	18,976	19,189
Diluted weighted average common shares outstanding	19,165	19,124	18,976	19,189

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$3,913	$6,292	$(83,359)	$(381)

Other comprehensive income (loss), net of tax:
Foreign currency translation	4,980	(211)	7,438	(2,179)
Net change in market value of investments	4	18	8	24
Other comprehensive income (loss)	4,984	(193)	7,446	(2,155)
Comprehensive income (loss)	$8,897	$6,099	$(75,913)	$(2,536)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(83,359)	$(381)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,139	4,122
Impairment of property and equipment	67	646
Amortization of intangible assets	4,434	5,027
Deferred income taxes	(1,581)	(1,035)
Stock-based compensation	6,458	7,599
Goodwill impairment	83,895	—
Reduction in the carrying amount of operating lease right-of-use assets	4,167	7,983
Other, net	1,638	79
Changes in assets and liabilities:
Accounts receivable	15,505	10,773
Deferred commissions	5,254	5,048
Prepaid expenses and other current assets	(4,578)	(7,298)
Accounts payable	804	552
Accrued expenses and other liabilities	(12,103)	(35,100)
Deferred revenue	5,512	6,960
Operating lease liabilities	(6,156)	(7,270)
Net cash provided by (used in) operating activities	23,096	(2,295)
Cash flows from investing activities:
Purchases of property and equipment	(1,250)	(2,256)
Purchases of marketable investments	(25,834)	(51,837)
Proceeds from maturities of marketable investments	7,100	45,235
Proceeds from sales of marketable investments	3,513	6,168
Other investing activity	1,722	14
Net cash used in investing activities	(14,749)	(2,676)
Cash flows from financing activities:
Repurchases of common stock	(44)	(8,015)
Proceeds from issuance of common stock under employee equity incentive plans	663	1,253
Taxes paid related to net share settlements of stock-based compensation awards	(869)	(1,512)
Net cash used in financing activities	(250)	(8,274)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,780	(828)
Net change in cash, cash equivalents and restricted cash	11,877	(14,073)
Cash, cash equivalents and restricted cash, beginning of period	58,186	75,042
Cash, cash equivalents and restricted cash, end of period	$70,063	$60,969
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,125	$1,301
Cash paid for income taxes	$5,008	$6,978

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2025 may not be indicative of the results for the year ending December 31, 2025, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents shown in balance sheets	$67,767	$58,852
Restricted cash classified in other assets (1):	2,296	2,117
Cash, cash equivalents and restricted cash shown in statement of cash flows	$70,063	$60,969

(1)
Restricted cash consists of collateral required for leased office space. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

Adoption of New Accounting Pronouncements

There were no recent accounting pronouncements adopted by the Company during the six months ended June 30, 2025.

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

As of June 30, 2025, the balance of the note receivable, inclusive of interest at the stated rate of 8%, is $9.8 million and is recorded within prepaid expenses and other current assets in the Consolidated Balance Sheets. The repayment terms of the note were modified during the first quarter of 2025 resulting in $1.5 million plus all accrued interest being due in December 2025, and the remainder due in the second quarter of 2026. The Company measures the note receivable on an amortized cost basis and records the estimate of any expected credit losses on the note receivable as an allowance for credit losses. In conjunction with the modification of the repayment terms of the note, the Company updated its analysis of the current expected credit loss for the note, utilizing a market implied credit loss methodology. As a result, during the three months ended March 31, 2025 the Company recorded a $0.9 million allowance for credit losses. There was no change in the allowance for credit losses in the three months ended June 30, 2025. The allowance for credit losses is reported as a valuation account on the balance sheet that is deducted from the note receivable’s amortized cost basis and is included in loss on investments, net in the Consolidated Statement of Operations. If any amount of the note is determined by the Company to be uncollectible due to the borrower’s failure to meet repayment terms or due to the borrower's deteriorating financial condition, the write-off amount, reduced by any previously recorded allowances, would also be recorded in losses on investments. During the year ended December 31, 2024, no material allowance or write-off amounts were recorded.

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$19,506	$60	$(6)	$19,560
Federal agency obligations	2,931	—	(4)	2,927
Money market funds	44,700	—	—	44,700
Total	$67,137	$60	$(10)	$67,187

	As of December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$12,140	$46	$(6)	$12,180
Money market funds	36,402	—	—	36,402
Total	$48,542	$46	$(6)	$48,582

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Sales of marketable investments during 2025 primarily represent redemptions from non-U.S. based money market funds, and realized gains or losses on sales of marketable investments were immaterial during the three and six months ended June 30, 2025 and 2024.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of June 30, 2025 (in thousands).

	FY 2025	FY 2026	FY 2027	FY 2028	Total
Corporate obligations	$4,102	$7,533	$4,783	$3,142	$19,560
Federal agency obligations	981	—	997	949	2,927
Money market funds	44,700	—	—	—	44,700
Total	$49,783	$7,533	$5,780	$4,091	$67,187

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2025
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$7,057	$6	$—	$—
Federal agency obligations	2,928	4	—	—
Total	$9,985	$10	$—	$—

	As of December 31, 2024
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$803	$4	$997	$2
Total	$803	$4	$997	$2

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

As a result of the substantial and sustained decline in the Company's stock price and its overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025, it was determined that a triggering event occurred as of March 31, 2025, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill as of March 31, 2025 for its two reporting units (Research and Consulting) that have goodwill. The Company estimated the implied fair value of its reporting units using an equal weighting of an income approach and market approach. As a result of the quantitative impairment test performed, the Company determined goodwill was impaired for its Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the period ended March 31, 2025.

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

The Company will complete its annual goodwill impairment test as of November 30, 2025. In addition, throughout the remainder of 2025, the Company will continue to monitor relevant facts and circumstances, including future changes in its stock price, to determine if another interim impairment test is required. The Company may be required to record additional goodwill impairment charges. Management concluded that a triggering event did not occur during the three months ended June 30, 2025 and as such, a quantitative impairment test of goodwill was not required during the period. While management cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on the Company's results of operations and financial condition.

Goodwill of $8.3 million is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of March 31, 2025, the date of the last impairment test.

The change in the carrying amount of goodwill for the six months ended June 30, 2025 is summarized as follows (in thousands):

	Research Segment	Consulting Segment	Total
Balance at December 31, 2024	$219,814	$8,145	$227,959
Impairment	(83,895)	—	(83,895)
Translation adjustments	3,151	161	3,312
Balance at June 30, 2025	$139,070	$8,306	$147,376

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

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	June 30, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$54,108	$22,892
Technology	13,000	12,984	16
Trademarks	12,000	11,867	133
Total	$102,000	$78,959	$23,041

	December 31, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$49,946	$27,054
Technology	13,000	12,978	22
Trademarks	12,000	11,601	399
Total	$102,000	$74,525	$27,475

Estimated intangible asset amortization expense for each of the four succeeding years is as follows (in thousands):

2025 (remainder)	$4,301
2026	8,335
2027	8,324
2028	2,081
Total	$23,041

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

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of June 30, 2025.

The Company may voluntarily prepay revolving loans under the credit facility at any time and from time to time, without premium or penalty. No interim amortization payments are required to be made under the credit facility.

Up to $5.0 million of the credit facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of June 30, 2025, $0.7 million in letters of credit were issued under the credit facility.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	June 30, 2025	December 31, 2024
Credit facility	$35,000	$35,000

The contractual annualized interest rate as of June 30, 2025 was 5.68%.

The Company had $114.3 million of available borrowing capacity on the credit facility (not including the expansion feature) as of June 30, 2025. The weighted average annual effective interest rate for the three and six months ended June 30, 2025, was 5.67% and 5.68%, respectively.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended June 30,
	2025	2024
Operating lease cost	$1,783	$2,897
Short-term lease cost	439	231
Variable lease cost	1,181	1,038
Sublease income	—	(130)
Total lease cost	$3,403	$4,036

	For the Six Months Ended June 30,
	2025	2024
Operating lease cost	$4,320	$5,991
Short-term lease cost	815	446
Variable lease cost	2,324	2,268
Sublease income	—	(261)
Total lease cost	$7,459	$8,444

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$6,156	$7,270
Operating lease ROU assets obtained in exchange for lease obligations	$9,841	$408
Weighted-average remaining lease term - operating leases (years)	8.9	4.0
Weighted-average discount rate - operating leases	5.1%	4.2%

Future minimum lease payments under non-cancelable leases as of June 30, 2025 are as follows (in thousands):

Operating Lease
Payments
2025 (remainder)	$5,683
2026	7,596
2027	8,303
2028	6,577
2029	6,653
Thereafter	44,250
Total lease payments	79,062
Less imputed interest	(37,333)
Present value of lease liabilities	$41,729

Lease balances as of June 30, 2025 are as follows (in thousands):

Operating lease ROU assets	$33,184

Short-term operating lease liabilities (1)	$6,616
Non-current operating lease liabilities	35,113
Total operating lease liabilities	$41,729

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

Note 7 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues: (1)	2025	2024	2025	2024
North America	$91,000	$99,049	$163,504	$178,678
Europe	13,169	15,004	24,202	28,441
Asia Pacific	5,698	5,310	10,532	10,200
Other	1,792	2,462	3,297	4,583
Total	$111,659	$121,825	$201,535	$221,902

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of June 30, 2025 or 2024.

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

During the three months ended June 30, 2025 and 2024, the Company recognized $48.9 million and $47.9 million, respectively, related to its deferred revenue balance at the beginning of each such period. During the six months ended June 30, 2025 and 2024, the Company recognized $107.1 million and $110.4 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $350.4 million of revenue is expected to be recognized during the next 36 months from remaining performance obligations as of June 30, 2025.

Reserves for Credit Losses

The allowance for expected credit losses on accounts receivable for the six months ended June 30, 2025 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2024	$434
Provision for expected credit losses	(54)
Write-offs	(57)
Balance at June 30, 2025	$323

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions in the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for the three months ended June 30, 2025 and 2024 was $9.0 million and $9.8 million, respectively. Amortization expense related to deferred commissions for the six months ended June 30, 2025 and 2024 was $16.5 million and $17.8 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the six months ended June 30, 2025 and 2024.

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

During the six months ended June 30, 2025, the Company entered into seven foreign currency forward exchange contracts, all of which settled by June 30, 2025. Accordingly, as of June 30, 2025, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the six months ended June 30, 2024, the Company entered into five foreign currency forward exchange contracts, all of which settled by June 30, 2024. Accordingly, as of June 30, 2024, there is no amount recorded in the Consolidated Balance Sheets for these contracts.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2025	2024	2025	2024
Other income, net	$199	$1	$337	$(14)

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$63,299	$—	$63,299
Marketable investments (3)	—	22,487	22,487
Total Assets	$63,299	$22,487	$85,786

	As of December 31, 2024
	Level 1	Level 2	Total
Assets:
Money market funds (2)	$52,395	$—	$52,395
Marketable investments (3)	—	12,180	12,180
Total Assets	$52,395	$12,180	$64,575

(1)
U.S. based funds of $18.6 million are included in cash and cash equivalents and non-U.S. based funds of $44.7 million are included in marketable investments in the Consolidated Balance Sheets.
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

During the six months ended June 30, 2025, the Company did not transfer assets or liabilities between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets and liabilities.

Note 10 – Non-Marketable Investments

At June 30, 2025 and December 31, 2024, the carrying value of the Company’s non-marketable investments, which were composed primarily of an interest in a standalone real-time feedback company (see Note 2 - Divestiture) and of interests in technology-related private equity funds, was $3.1 million and $3.2 million, respectively, and are included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a carrying value of $2.6 million at June 30, 2025 is being accounted for using the cost method and, accordingly, is valued at cost less impairments, if any. The Company’s other investment is accounted for using the equity method. Accordingly, the Company records its share of the investee’s operating results each period, which are included in loss on investments, net in the Consolidated Statement of Operations. Gains and losses from non-marketable investments were immaterial during the three and six months ended June 30, 2025 and 2024.

The Company uses the cumulative earnings approach to classify distributions received from equity method investments. During the six months ended June 30, 2025, $1.4 million was distributed from the funds to the Company. This amount was included within other investing activity in the Consolidated Statements of Cash Flows as it was considered a return on investment. During the six months ended June 30, 2024, no distributions were received from the funds.

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

Income tax expense for the six months ended June 30, 2025 was $2.2 million resulting in an effective tax rate of (2.7)% for the period. Income tax expense for the six months ended June 30, 2024 was $3.2 million resulting in an effective tax rate of 113.7% for the period.

The decrease in the effective tax rate during the 2025 period was primarily due to the goodwill impairment charge, which is not deductible for tax purposes.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law. The Company continues to evaluate the current and future impact of the OBBBA on its consolidated financial statements. The OBBBA is not currently expected to have a material impact on the Company's effective tax rate.

Note 12 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at March 31, 2025	$33	$(5,317)	$(5,284)
Foreign currency translation (1)	—	4,980	4,980
Unrealized gain, net of tax of $(1)	4	—	4
Balance at June 30, 2025	$37	$(337)	$(300)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at March 31, 2024	$(54)	$(6,479)	$(6,533)
Foreign currency translation (1)	—	(211)	(211)
Unrealized gain, net of tax of $(6)	18	—	18
Balance at June 30, 2024	$(36)	$(6,690)	$(6,726)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2024	$29	$(7,775)	$(7,746)
Foreign currency translation (1)	—	7,438	7,438
Unrealized gain, net of tax of $(2)	8	—	8
Balance at June 30, 2025	$37	$(337)	$(300)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2023	$(60)	$(4,511)	$(4,571)
Foreign currency translation (1)	—	(2,179)	(2,179)
Unrealized gain, net of tax of $(8)	24	—	24
Balance at June 30, 2024	$(36)	$(6,690)	$(6,726)

(1)
The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments as it intends to permanently reinvest undistributed earnings of its foreign subsidiaries.

Note 13 — Net Income (Loss) Per Common Share

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	19,063	19,093	18,976	19,189
Weighted average common equivalent shares	102	31	—	—
Diluted weighted average common shares outstanding	19,165	19,124	18,976	19,189
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,305	1,620	1,177	1,089

Note 14 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended June 30, 2025
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2025	25,262	$253	$294,922	$84,662	6,282	$(227,119)	$(5,284)	$147,434
Issuance of common stock under stock plans, including tax effects	99	1	(442)	—	—	—	—	(441)
Stock-based compensation expense	—	—	3,649	—	—	—	—	3,649
Net income	—	—	—	3,913	—	—	—	3,913
Net change in marketable investments, net of tax	—	—	—	—	—	—	4	4
Foreign currency translation	—	—	—	—	—	—	4,980	4,980
Balance at June 30, 2025	25,361	$254	$298,129	$88,575	6,282	$(227,119)	$(300)	$159,539

	Three Months Ended June 30, 2024
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2024	24,881	$249	$281,453	$171,008	5,639	$(215,246)	$(6,533)	$230,931
Issuance of common stock under stock plans, including tax effects	16	—	(83)	—	—	—	—	(83)
Repurchases of common stock	—	—	—	—	202	(3,918)	—	(3,918)
Stock-based compensation expense	—	—	4,025	—	—	—	—	4,025
Net income	—	—	—	6,292	—	—	—	6,292
Net change in marketable investments, net of tax	—	—	—	—	—	—	18	18
Foreign currency translation	—	—	—	—	—	—	(211)	(211)
Balance at June 30, 2024	24,897	$249	$285,395	$177,300	5,841	$(219,164)	$(6,726)	$237,054

	Six Months Ended June 30, 2025
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	25,119	$251	$292,217	$171,934	6,282	$(227,119)	$(7,746)	$229,537
Issuance of common stock under stock plans, including tax effects	242	3	(209)	—	—	—	—	(206)
Stock-based compensation expense	—	—	6,121	—	—	—	—	6,121
Net loss	—	—	—	(83,359)	—	—	—	(83,359)
Net change in marketable investments, net of tax	—	—	—	—	—	—	8	8
Foreign currency translation	—	—	—	—	—	—	7,438	7,438
Balance at June 30, 2025	25,361	$254	$298,129	$88,575	6,282	$(227,119)	$(300)	$159,539

	Six Months Ended June 30, 2024
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	24,684	$247	$278,057	$177,681	5,437	$(211,149)	$(4,571)	$240,265
Issuance of common stock under stock plans, including tax effects	213	2	(261)	—	—	—	—	(259)
Repurchases of common stock	—	—	—	—	404	(8,015)	—	(8,015)
Stock-based compensation expense	—	—	7,599	—	—	—	—	7,599
Net loss	—	—	—	(381)	—	—	—	(381)
Net change in marketable investments, net of tax	—	—	—	—	—	—	24	24
Foreign currency translation	—	—	—	—	—	—	(2,179)	(2,179)
Balance at June 30, 2024	24,897	$249	$285,395	$177,300	5,841	$(219,164)	$(6,726)	$237,054

Equity Plans

Restricted stock unit activity for the six months ended June 30, 2025 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	1,253	$27.42
Granted	1,296	9.42
Vested	(252)	26.87
Forfeited	(119)	26.88
Unvested at June 30, 2025	2,178	$16.80

Stock option activity for the six months ended June 30, 2025 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2024	167	$33.29
Granted	303	9.36
Forfeited	(25)	33.71
Outstanding at June 30, 2025	445	$16.95	8.63	$164
Exercisable at June 30, 2025	85	$33.34	5.29	$—
Vested and expected to vest at June 30, 2025	445	$16.95	8.63	$164

No stock options were exercised during the three and six months ended June 30, 2025.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of services and fulfillment	$2,460	$2,513	$4,178	$4,635
Selling and marketing	491	559	499	1,158
General and administrative	1,035	953	1,781	1,806
Total	$3,986	$4,025	$6,458	$7,599

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025		2024	2025		2024
	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	4.27%	3.91%	5.36%	4.27%	3.91%	5.36%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	0.5 Years	4.50 Years	0.5 Years	0.5 Years	4.50 Years	0.5 Years
Expected volatility	38%	36%	39%	38%	36%	39%
Weighted average fair value	$2.86	$3.38	$5.46	$2.86	$3.38	$5.46

Liability-Classified Awards

During 2025, the Company granted stock awards that are being accounted for as liability awards, such that the fair value of the awards are determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards do not result in an impact to the Company’s stockholders’ equity balance. During the three and six months ended June 30, 2025, the company recorded $0.3 million of stock-based compensation expense related to these awards.

Treasury Stock

As of June 30, 2025, Forrester’s Board of Directors had authorized an aggregate $610.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three and six months ended June 30, 2025, the Company did not repurchase any shares of common stock, however the Company did pay $44 thousand of excise taxes related to its 2024 purchases during this period. During the three and six months ended June 30, 2024, the Company repurchased approximately 0.2 million shares and 0.4 million shares of common stock at an aggregate cost of approximately $3.9 million and $8.0 million, respectively. From the inception of the program through June 30, 2025, the Company repurchased 18.0 million shares of common stock at an aggregate cost of $530.0 million.

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

In January 2025, the Company implemented a reduction in its workforce of approximately 6% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $4.2 million of severance and related costs for this action during the fourth quarter of 2024, $1.5 million during the first quarter of 2025, and $0.4 million during the second quarter of 2025. The Company expects the majority of the accrued restructuring and related costs as of June 30, 2025 to be fully paid by the end of 2025.

The following table rolls forward the activity in the restructuring accrual for the January 2025 action for the six months ended June 30, 2025 (in thousands):

Accrual at December 31, 2024	$4,132
Additional restructuring and related costs	1,930
Non-cash charge (included above)	(319)
Cash payments	(4,491)
Foreign currency effect	41
Accrual at June 30, 2025	$1,293

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

The Research segment includes the revenues from all of the Company's research products as well as consulting revenues from advisory services (such as speeches and advisory days) delivered by the Company's research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the costs of the product management organization responsible for product pricing and packaging, and the launch of new products. During the third quarter of 2024, the Company realigned its technology teams and as such certain technology costs are no longer reported as a direct expense of the Research segment, and are now reported within selling, marketing, administrative and other expenses in the tables below. As of January 1, 2025, the Company realigned its citations team costs such that these costs are now reported as a direct expense of the Research segment, whereas they were previously reported in selling, marketing, administrative and other expenses in the tables below. Prior period amounts have been recast to conform to the current presentation.

The Consulting segment includes the revenues and the related costs of the Company's project consulting organization. The project consulting organization delivers a majority of the Company's project consulting revenue. As of January 1, 2025, the Company realigned its content marketing partner costs such that these costs are now reported as a direct expense of the Consulting segment, whereas they were previously reported in selling, marketing, administrative and other expenses in the tables below. Prior period amounts have been recast to conform to the current presentation.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting its events. As of January 1, 2025, the Company realigned its events sponsorship sales team and as such the costs of this team are no longer reported as a direct expense of the Events segment, and are now reported within selling, marketing, administrative, and other expenses in the tables below. Prior period amounts have been recast to conform to the current presentation.

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

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended June 30, 2025
Research revenues	$77,926	$—	$—	$77,926
Consulting revenues	5,789	17,704	—	23,493
Events revenues	—	—	10,240	10,240
Total segment revenues	83,715	17,704	10,240	111,659
Segment expenses (1):
Compensation, benefits and related costs	(23,414)	(7,256)	(831)	(31,501)
Direct cost of events	—	—	(8,973)	(8,973)
Professional services	(1,657)	(1,010)	(77)	(2,744)
Billable expenses	(102)	(1,756)	—	(1,858)
Travel and entertainment	(628)	(130)	(34)	(792)
Software	(354)	—	(17)	(371)
Other segment expenses (2)	(27)	(4)	(7)	(38)
Total segment expenses	(26,182)	(10,156)	(9,939)	(46,277)
Segment operating income	57,533	7,548	301	65,382
Selling, marketing, administrative and other expenses				(55,718)
Amortization of intangible assets				(2,217)
Restructuring and related costs				(491)
Interest expense and other income				160
Income before income taxes				$7,116

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended June 30, 2024
Research revenues	$83,663	$—	$—	$83,663
Consulting revenues	5,500	19,311	—	24,811
Events revenues	—	—	13,351	13,351
Total segment revenues	89,163	19,311	13,351	121,825
Segment expenses (1):
Compensation, benefits and related costs	(25,898)	(7,489)	(898)	(34,285)
Direct cost of events	—	—	(8,934)	(8,934)
Professional services	(3,110)	(393)	(15)	(3,518)
Billable expenses	(144)	(2,179)	—	(2,323)
Travel and entertainment	(661)	(79)	(31)	(771)
Software	(492)	—	(4)	(496)
Other segment expenses (2)	(151)	(6)	(8)	(165)
Total segment expenses	(30,456)	(10,146)	(9,890)	(50,492)
Segment operating income	58,707	9,165	3,461	71,333
Selling, marketing, administrative and other expenses				(57,424)
Amortization of intangible assets				(2,513)
Restructuring and related costs				(82)
Interest expense and other income				252
Income before income taxes				$11,566
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Six Months Ended June 30, 2025
Research revenues	$146,340	$—	$—	$146,340
Consulting revenues	10,847	34,082	—	44,929
Events revenues	—	—	10,266	10,266
Total segment revenues	157,187	34,082	10,266	201,535
Segment expenses (1):
Compensation, benefits and related costs	(45,966)	(14,163)	(1,558)	(61,687)
Direct cost of events	—	—	(8,973)	(8,973)
Professional services	(4,348)	(1,523)	(78)	(5,949)
Billable expenses	(185)	(3,113)	—	(3,298)
Travel and entertainment	(1,017)	(242)	(38)	(1,297)
Software	(731)	—	(34)	(765)
Other segment expenses (2)	(71)	(14)	(22)	(107)
Total segment expenses	(52,318)	(19,055)	(10,703)	(82,076)
Segment operating income (loss)	104,869	15,027	(437)	119,459
Selling, marketing, administrative and other expenses				(109,767)
Amortization of intangible assets				(4,434)
Goodwill impairment				(83,895)
Restructuring and related costs				(1,998)
Interest expense, other income and loss on investments				(551)
Loss before income taxes				$(81,186)
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Six Months Ended June 30, 2024
Research revenues	$160,244	$—	$—	$160,244
Consulting revenues	10,143	37,809	—	47,952
Events revenues	—	—	13,706	13,706
Total segment revenues	170,387	37,809	13,706	221,902
Segment expenses (1):
Compensation, benefits and related costs	(53,161)	(15,869)	(1,671)	(70,701)
Direct cost of events	—	—	(8,934)	(8,934)
Professional services	(6,761)	(871)	(18)	(7,650)
Billable expenses	(292)	(4,119)	—	(4,411)
Travel and entertainment	(960)	(163)	(36)	(1,159)
Software	(950)	—	(8)	(958)
Other segment expenses (2)	(276)	(10)	(1)	(287)
Total segment expenses	(62,400)	(21,032)	(10,668)	(94,100)
Segment operating income	107,987	16,777	3,038	127,802
Selling, marketing, administrative and other expenses				(114,047)
Amortization of intangible assets				(5,027)
Restructuring and related costs				(6,706)
Interest expense and other income				764
Income before income taxes				$2,786

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

Note 17 — Contingencies

From time to time, the Company may be subject to legal proceedings and civil and regulatory claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings and claims can have a material adverse effect on the Company because of defense and settlement costs, diversion of management resources, and other factors. It is the Company's policy to record accruals for legal contingencies to the extent that it has concluded that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated, and to expense costs associated with loss contingencies, including any related legal fees, as they are incurred. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made. The Company currently has no material pending litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about changing stakeholder expectations, migration of our clients into our Forrester Decisions products, product development, possible acquisitions, future dividends, future share repurchases, future growth rates, operating income and cash from operations, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, the anticipated impact of accounting standards, and any future impairment charge we incur. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich subscriptions to, and licenses of, our Research products and services, our ability to fulfill existing or generate new consulting engagements and advisory services, any adverse economic conditions, including from trade policies and tariffs, that result in a reduction in technology spending or demand for our products and services, our international operations expose us to a variety of operational risks which could negatively impact us, our ability to offer new products and services, the use of Generative AI in our business and by our clients and competitors, our dependence on key personnel, our ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, our business with the U.S. Government, the impact of our outstanding debt, competition and industry consolidation, possible variations in our quarterly operating results, concentration of our stock ownership, the possibility of network disruptions and security breaches, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, taxation risks, any weakness identified in our system of internal controls, and any future impairment charge we incur. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our key metrics focus on our contract value ("CV") products. We are focusing on CV products as these products are our most profitable products and historically our contracts for CV products have renewed at high rates (as measured by our client retention and wallet retention metrics). Our CV products make up essentially all of our research revenues, and research revenues as a percentage of total revenues increased from approximately 72% for the six months ended June 30, 2024 to approximately 73% for the six months ended June 30, 2025.

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV and wallet retention at the planned 2025 foreign currency rates. In addition, due to the divestiture of the FeedbackNow product line in the third quarter of 2024, we have recast our historical metrics to exclude FeedbackNow products and clients. In addition, the recast metrics reflect the correction of an insignificant error. We have included the recast metrics below for the six months ended June 30, 2024, and we have also provided recast metrics dating back to the second quarter of 2023, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Contract value	$288.7	$311.9	$(23.2)	(7%)
Client retention	74%	72%	2 points
Wallet retention	85%	88%	(3) points
Number of clients	1,805	2,052	(247)	(12%)

Contract value at June 30, 2025 decreased by 7% compared to the prior year period due to wallet retention being at 85% for the period (representing retention and enrichment of the prior year CV base) and new client acquisition not fully offsetting the net retention loss. Client retention increased by 2 percentage points at June 30, 2025 compared to the prior year period, and increased by 1 percentage point compared to the prior quarter. However, wallet retention decreased by 3 percentage points at June 30, 2025 compared to the prior year period, and decreased by 1 percentage point compared to the prior quarter. The decline in wallet retention was primarily due to lower enrichment of contracts as they renewed during the periods.

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

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Research revenues	69.8%	68.7%	72.6%	72.2%
Consulting revenues	21.0	20.4	22.3	21.6
Events revenues	9.2	10.9	5.1	6.2
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	44.5	42.0	44.3	43.2
Selling and marketing	33.4	33.0	36.2	35.9
General and administrative	12.0	11.9	13.1	12.8
Depreciation	1.5	1.7	1.6	1.9
Amortization of intangible assets	2.0	2.1	2.2	2.3
Goodwill impairment	—	—	41.6	—
Restructuring costs	0.4	—	1.0	3.0
Income (loss) from operations	6.2	9.3	(40.0)	0.9
Interest expense	(0.6)	(0.6)	(0.7)	(0.6)
Loss on investments, net	—	—	(0.5)	—
Other income, net	0.8	0.8	0.9	1.0
Income (loss) before income taxes	6.4	9.5	(40.3)	1.3
Income tax expense	2.9	4.3	1.1	1.5
Net income (loss)	3.5%	5.2%	(41.4%)	(0.2%)

Three and Six Months Ended June 30, 2025 and 2024

Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$111.7	$121.8	$(10.2)	(8%)
Research revenues	$77.9	$83.7	$(5.7)	(7%)
Consulting revenues	$23.5	$24.8	$(1.3)	(5%)
Events revenues	$10.2	$13.4	$(3.1)	(23%)
Revenues attributable to customers outside of the U.S.	$23.6	$26.2	$(2.6)	(10%)
Percentage of revenue attributable to customers outside of the U.S.	21%	22%	(1) point

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$201.5	$221.9	$(20.4)	(9%)
Research revenues	$146.3	$160.2	$(13.9)	(9%)
Consulting revenues	$44.9	$48.0	$(3.0)	(6%)
Events revenues	$10.3	$13.7	$(3.4)	(25%)
Revenues attributable to customers outside of the U.S.	$43.4	$49.7	$(6.3)	(13%)
Percentage of revenue attributable to customers outside of the U.S.	22%	22%	—

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 7% and 9% during the three and six months ended June 30, 2025, respectively, compared to the prior year periods, primarily due to the decrease in CV, as discussed above, and the divestiture of the FeedbackNow product line in the third quarter of 2024, which resulted in an approximate 2% decline in revenue in both periods. From a product perspective, the decrease in revenues during the three months ended June 30, 2025 was primarily due a decline in revenue from subscriptions to our research and to the effect of the divestiture of the FeedbackNow product line. The decrease in revenues during the six months ended June 30, 2025 was primarily due to the same factors as during the three month period, as well as a decline in reprint revenue. Research subscription products, including our subscription reprint product that was launched in the third quarter of 2024, declined 3% and 5% during the three and six months ended June 30, 2025, respectively, primarily due to revenue growth from our Forrester Decisions and subscription reprint products being offset by revenue declines from our heritage research products.

Consulting revenues decreased 5% and 6% during the three and six months ended June 30, 2025, respectively, compared to the prior year periods. The decrease in revenues during the three and six months ended June 30, 2025 was due to a decrease in delivery of consulting services due to lower client bookings.

Events revenues decreased 23% and 25% during the three and six months ended June 30, 2025, respectively, compared to the prior year periods. The decrease in revenues during the three and six months ended June 30, 2025 was due primarily to a decrease in sponsorship revenues.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$49.7	$51.2	$(1.5)	(3%)
Cost of services and fulfillment as a percentage of total revenues	45%	42%	3 points
Service and fulfillment employees (at end of period)	648	725	(77)	(11%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$89.3	$95.9	$(6.6)	(7%)
Cost of services and fulfillment as a percentage of total revenues	44%	43%	1 point

Cost of services and fulfillment expenses decreased 3% during the three months ended June 30, 2025 compared to the prior year period. The decrease was primarily due to (1) a $1.1 million decrease in professional services costs primarily due to a decrease in billable fees and the effect of the divestiture of the FeedbackNow product line, partially offset by an increase in contractor costs and (2) a $0.8 million decrease in facilities costs due to a decrease in lease expense.

Cost of services and fulfillment expenses decreased 7% during the six months ended June 30, 2025 compared to the prior year period. The decrease was primarily due to (1) a $3.1 million decrease in compensation and benefit costs due to a decrease in headcount, partially offset by an increase in incentive bonus costs, (2) a $2.5 million decrease in professional services costs primarily due to a decrease in billable fees, consulting fees, and the effect of the divestiture of the FeedbackNow product line, partially offset by an increase in contractor costs and (3) a $1.0 million decrease in facilities costs due to a decrease in lease expense.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$37.3	$40.3	$(2.9)	(7%)
Selling and marketing expenses as a percentage of total revenues	33%	33%	—
Selling and marketing employees (at end of period)	589	667	(78)	(12%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$73.0	$79.7	$(6.7)	(8%)
Selling and marketing expenses as a percentage of total revenues	36%	36%	—

Selling and marketing expenses decreased 7% during the three months ended June 30, 2025 compared to the prior year period. The decrease was primarily due to (1) a $2.3 million decrease in compensation and benefit costs due to a decrease in headcount and commissions expense, partially offset by an increase in incentive bonus costs and (2) a $0.6 million decrease in professional services costs primarily due to a decrease in consulting fees. These decreases were partially offset by a $0.5 million increase in travel and entertainment expenses.

Selling and marketing expenses decreased 8% during the six months ended June 30, 2025 compared to the prior year period. The decrease was primarily due to (1) a $4.9 million decrease in compensation and benefit costs due to a decrease in headcount and commissions expense, partially offset by an increase in incentive bonus costs, (2) a $0.8 million decrease in professional services costs primarily due to a decrease in consulting fees and advertising costs and (3) a $0.7 million decrease in stock compensation expense. These decreases were partially offset by a $0.6 million increase in travel and entertainment expenses.

General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$13.4	$14.4	$(1.1)	(7%)
General and administrative expenses as a percentage of total revenues	12%	12%	—
General and administrative employees (at end of period)	228	264	(36)	(14%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$26.4	$28.5	$(2.1)	(7%)
General and administrative expenses as a percentage of total revenues	13%	13%	—

General and administrative expenses decreased 7% during the three months ended June 30, 2025 compared to the prior year period. The decrease was primarily due to (1) a $0.3 million decrease in compensation and benefit costs due to a decrease in headcount, partially offset by an increase in incentive bonus costs and (2) a $0.3 million decrease in non-income taxes.

General and administrative expenses decreased 7% during the six months ended June 30, 2025 compared to the prior year period. The decrease was primarily due to (1) a $1.5 million decrease in compensation and benefit costs due to a decrease in headcount, partially offset by an increase in incentive bonus costs and (2) a $0.4 million decrease in non-income taxes.

Depreciation

The fluctuation for depreciation expense was immaterial during the three months ended June 30, 2025 compared to the prior year period. Depreciation expense decreased by $1.0 million during the six months ended June 30, 2025 compared to the prior year period due to certain software assets becoming fully depreciated.

Amortization of Intangible Assets

The fluctuation for amortization expense was immaterial during the three months ended June 30, 2025 compared to the prior year period. Amortization expense decreased by $0.6 million during the six months ended June 30, 2025 compared to the prior year period primarily due to the divestiture of the FeedbackNow product line.

Goodwill Impairment

As a result of the substantial and sustained decline in our stock price and our overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025, it was determined that a triggering event occurred as of March 31, 2025, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill as of March 31, 2025 for our two reporting units (Research and Consulting) that have goodwill. We estimated the implied fair value of our reporting units using an equal weighting of an income approach and market approach. As a result of the quantitative impairment test, we determined goodwill was impaired for our Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the period ended March 31, 2025, which is not deductible for tax purposes.

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

We concluded that a triggering event did not occur during the three months ended June 30, 2025 and as such, a quantitative impairment test of goodwill was not required during the period. We will continue to monitor relevant facts and circumstances, including future changes in our stock price. We may be required to record additional goodwill impairment charges. While we cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on our results of operations and financial condition.

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

In January 2025, we implemented a reduction in our workforce of approximately 6% across various geographies and functions to better align our cost structure with the revenue outlook for the year. We recorded $4.2 million of severance and related costs for this action during the fourth quarter of 2024, $1.5 million during the first quarter of 2025, and $0.4 million during the second quarter of 2025.

Interest Expense

Interest expense consists of interest on our borrowings. The fluctuation in interest expense was immaterial during the three and six months ended June 30, 2025 compared to the prior year periods.

Loss on Investments, Net

Loss on investments, net consists of an allowance for credit losses on a note receivable from the divestiture of FeedbackNow and our share of equity method investment losses from our technology-related investment funds. Loss on investments, net increased by $1.0 million during the six months ended June 30, 2025 compared to the prior year period due primarily to an increase in the allowance for credit losses on the note receivable.

Other Income, Net

Other income, net primarily consists of interest income, gains and losses on foreign currency, and gains and losses on foreign currency forward contracts. The fluctuation in other income, net was immaterial during the three months ended June 30, 2025 compared to the prior year period. Other income, net decreased by $0.5 million during the six months ended June 30, 2025 compared to the prior year period primarily due to an increase in foreign currency losses.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$3.2	$5.3	$(2.1)	(39%)
Effective tax rate	45%	46%	(1) point

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$2.2	$3.2	$(1.0)	(31%)
Effective tax rate	(3%)	114%	(117) points

The decrease in the effective tax rate during the six months ended June 30, 2025 compared to the prior year period is primarily due to the goodwill impairment charge, which is not deductible for tax purposes. For the full year 2025, we anticipate that our effective tax rate will be in the range of negative 5% to 8%.

Segment Results

We operate in three segments: Research, Consulting, and Events. These segments, which are also our reportable segments, are based on our management structure and how management uses financial information to evaluate performance and determine how to allocate resources. Our products and services are delivered through each segment as described below.

The Research segment includes the revenues from all of our research products as well as consulting revenues from advisory services (such as speeches and advisory days) delivered by our research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the costs of the product management organization that is responsible for product pricing and packaging, and the launch of new products. During the third quarter of 2024, we realigned our technology teams and as such certain technology costs are no longer reported as a direct expense of the Research segment in the table below. As of January 1, 2025, we realigned our citations team costs such that these costs are now reported as a direct expense of the Research segment in the table below. Prior period amounts have been recast to conform to the current presentation.

The Consulting segment includes the revenues and the related costs of our project consulting organization. The project consulting organization delivers a majority of our project consulting revenue. As of January 1, 2025, we realigned our content marketing partner costs such that these costs are now reported as a direct expense of the Consulting segment in the table below. Prior period amounts have been recast to conform to the current presentation.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting our events. As of January 1, 2025, we realigned our events sponsorship sales team and as such the costs of this team are no longer reported as a direct expense of the Events segment in the table below. Prior period amounts have been recast to conform to the current presentation.

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

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2025
Research revenues	$77,926	$—	$—	$77,926
Consulting revenues	5,789	17,704	—	23,493
Events revenues	—	—	10,240	10,240
Total segment revenues	83,715	17,704	10,240	111,659
Segment expenses	(26,182)	(10,156)	(9,939)	(46,277)
Segment operating income	57,533	7,548	301	65,382
Year over year revenue change	(6%)	(8%)	(23%)	(8%)
Year over year expense change	(14%)	—	—	(8%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2024
Research revenues	$83,663	$—	$—	$83,663
Consulting revenues	5,500	19,311	—	24,811
Events revenues	—	—	13,351	13,351
Total segment revenues	89,163	19,311	13,351	121,825
Segment expenses	(30,456)	(10,146)	(9,890)	(50,492)
Segment operating income	58,707	9,165	3,461	71,333

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2025
Research revenues	$146,340	$—	$—	$146,340
Consulting revenues	10,847	34,082	—	44,929
Events revenues	—	—	10,266	10,266
Total segment revenues	157,187	34,082	10,266	201,535
Segment expenses	(52,318)	(19,055)	(10,703)	(82,076)
Segment operating income (loss)	104,869	15,027	(437)	119,459
Year over year revenue change	(8%)	(10%)	(25%)	(9%)
Year over year expense change	(16%)	(9%)	—	(13%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2024
Research revenues	$160,244	$—	$—	$160,244
Consulting revenues	10,143	37,809	—	47,952
Events revenues	—	—	13,706	13,706
Total segment revenues	170,387	37,809	13,706	221,902
Segment expenses	(62,400)	(21,032)	(10,668)	(94,100)
Segment operating income	107,987	16,777	3,038	127,802

Research segment revenues decreased 6% and 8% during the three and six months ended June 30, 2025, respectively, compared to the prior year periods. For the three and six months ended June 30, 2025, research product revenues within this segment decreased 7% and 9%, respectively, primarily due to the decrease in CV, as discussed above, as well as due to the divestiture of the FeedbackNow product line in the third quarter of 2024. For the three and six months ended June 30, 2025, consulting product revenues within this segment increased 5% and 7%, respectively, primarily due to increased delivery of consulting services by our research analysts.

Research segment expenses decreased 14% and 16% during the three and six months ended June 30, 2025, respectively, compared to the prior year periods. The decrease in expenses during the three months ended June 30, 2025 was primarily due to (1) a $2.5 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $1.5 million decrease in professional services due to the effect of the divestiture of the FeedbackNow product line, partially offset by an increase in contractor costs. The decrease in expenses during the six months ended June 30, 2025 was primarily due to (1) a $7.2 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $2.4 million decrease in professional services due to a decrease in consulting fees and the effect of the divestiture of the FeedbackNow product line, partially offset by an increase in contractor costs.

Consulting segment revenues decreased 8% and 10% during the three and six months ended June 30, 2025, respectively, compared to the prior year periods. The decrease in revenues during the three and six months ended June 30, 2025 was primarily due to a decrease in delivery of consulting services due to lower client bookings.

Consulting segment expenses were consistent during the three months ended June 30, 2025 compared to the prior year period, as a $0.6 million increase in contractor costs was offset by decreases in compensation and benefit costs and billable fees. Consulting segment expenses decreased 9% during the six months ended June 30, 2025 compared to the prior year period. The decrease in expenses during the six months ended June 30, 2025 was primarily due to (1) a $1.7 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $1.0 million decrease in billable fees. These decreases were partially offset by a $0.7 million increase in contractor costs.

Event segment revenues decreased 23% and 25% during the three and six months ended June 30, 2025, respectively, compared to the prior year periods. The decrease in revenues was due primarily to a decrease in sponsorship revenues.

Event segment expenses were consistent during the three and six months ended June 30, 2025, respectively, compared to the prior year periods.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 73% of our revenues during the six months ended June 30, 2025, are generally renewable and are typically payable in advance. We generated cash from operating activities of $23.1 million during the six months ended June 30, 2025 and used cash in operating activities of $2.3 million during the six months ended June 30, 2024. The $25.4 million increase in cash from operations for the six months ended June 30, 2025 compared to the prior year period was primarily due to a $23.0 million decrease in cash used for accrued expenses resulting primarily from a decrease in the payment of year end incentive compensation during 2025 as compared to the prior year period, and the payment of a legal settlement during the prior year period.

During the six months ended June 30, 2025, we used cash in investing activities of $14.7 million primarily from $15.2 million in net purchases of marketable investments and $1.3 million of purchases of property and equipment, primarily consisting of computer software, partially offset by a $1.4 million distribution received from an equity method investment. During the six months ended June 30, 2024, we used cash in investing activities of $2.7 million resulting from $2.3 million of purchases of property and equipment, primarily consisting of computer software, and $0.4 million in net purchases of marketable investments.

During the six months ended June 30, 2025, we used $0.3 million of cash in financing activities primarily due to $0.9 million in taxes paid related to net share settlements of restricted stock units, partially offset by $0.7 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used $8.3 million of cash in financing activities during the six months ended June 30, 2024 primarily due to $8.0 million for purchases of our common stock and $1.5 million in taxes paid related to net share settlements of restricted stock units, partially offset by $1.3 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of June 30, 2025, our remaining stock repurchase authorization was approximately $80.0 million.

We have a credit facility that provides up to $150.0 million of revolving credit commitments. The amount outstanding under the credit facility was $35.0 million at June 30, 2025 and the facility expires in December of 2026. The credit facility permits us to increase the revolving credit commitments in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of June 30, 2025 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 6 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 14 years. Remaining lease payments within one year, within two to three years, within four to five years, and after five years from June 30, 2025, are $5.7 million, $15.9 million, $13.2 million, and $44.2 million respectively.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of June 30, 2025, we had cash, cash equivalents, and marketable investments of $135.0 million. This balance includes $88.0 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment test is also required for other long-lived assets if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of such long-lived assets may not be recoverable could be a significant decline in our stock price for a sustained period; significant negative industry or economic trends; our overall financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant entity-specific events including changes in management, key personnel, strategy, or customers; and other events affecting our reporting units. During the three months ended March 31, 2025, we recorded an impairment of goodwill in the amount of $83.9 million related to our Research segment as a result of a triggering event arising from a sustained decline in our share price and our overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025. Any future impairment of goodwill or other long-lived assets could have a negative impact on our profitability and financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through June 30, 2025, our Board of Directors authorized an aggregate $610.0 million to purchase common stock under our stock repurchase program. During the quarter ended June 30, 2025, we did not purchase any shares of our common stock under the stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 5, 2025