Form 10-Q
period 2025-09-30
FORRESTER RESEARCH, INC.
filed 2025-11-10
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

As of November 3, 2025, 19,003,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$65,121	$56,087
Marketable investments	66,831	48,582
Accounts receivable, net of allowance for expected credit losses of $310 and $434 as of September 30, 2025 and December 31, 2024, respectively	33,588	55,490
Deferred commissions	16,436	22,942
Prepaid expenses and other current assets	11,662	18,263
Total current assets	193,638	201,364
Property and equipment, net	9,702	11,699
Operating lease right-of-use assets	31,885	27,049
Goodwill	147,195	227,959
Intangible assets, net	20,824	27,475
Other assets	10,937	8,316
Total assets	$414,181	$503,862
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,824	$965
Accrued expenses and other current liabilities	39,034	57,602
Deferred revenue	141,246	145,404
Total current liabilities	182,104	203,971
Long-term debt	35,000	35,000
Non-current operating lease liabilities	31,792	24,809
Other non-current liabilities	7,613	10,545
Total liabilities	256,509	274,325
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 25,511 and 25,119 shares as of September 30, 2025 and December 31, 2024, respectively
Outstanding - 18,989 and 18,838 shares as of September 30, 2025 and December 31, 2024, respectively	255	251
Additional paid-in capital	301,755	292,217
Retained earnings	86,449	171,934
Treasury stock - 6,522 and 6,282 shares as of September 30, 2025 and December 31, 2024, respectively	(229,615)	(227,119)
Accumulated other comprehensive loss	(1,172)	(7,746)
Total stockholders’ equity	157,672	229,537
Total liabilities and stockholders’ equity	$414,181	$503,862

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Research	$72,652	$77,070	$218,992	$237,314
Consulting	21,475	23,369	66,404	71,321
Events	168	2,088	10,434	15,794
Total revenues	94,295	102,527	295,830	324,429
Operating expenses:
Cost of services and fulfillment	37,711	42,174	126,966	138,028
Selling and marketing	36,011	38,273	109,031	117,948
General and administrative	12,478	15,738	38,907	44,234
Depreciation	1,532	1,957	4,671	6,079
Amortization of intangible assets	2,217	2,404	6,651	7,431
Goodwill impairment	—	—	83,895	—
Restructuring costs	(111)	937	1,887	7,643
Loss from sale of divested operation	—	1,775	—	1,775
Total operating expenses	89,838	103,258	372,008	323,138
Income (loss) from operations	4,457	(731)	(76,178)	1,291
Interest expense	(684)	(770)	(2,026)	(2,295)
Loss on investments, net	—	—	(114)	—
Credit loss expense on note receivable	(6,400)	—	(7,310)	—
Other income, net	938	427	2,753	2,716
Income (loss) before income taxes	(1,689)	(1,074)	(82,875)	1,712
Income tax expense	437	4,724	2,610	7,891
Net loss	$(2,126)	$(5,798)	$(85,485)	$(6,179)
Basic loss per common share	$(0.11)	$(0.30)	$(4.49)	$(0.32)
Diluted loss per common share	$(0.11)	$(0.30)	$(4.49)	$(0.32)
Basic weighted average common shares outstanding	19,113	19,065	19,022	19,147
Diluted weighted average common shares outstanding	19,113	19,065	19,022	19,147

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(2,126)	$(5,798)	$(85,485)	$(6,179)

Other comprehensive income (loss), net of tax:
Foreign currency translation	(893)	4,142	6,545	1,963
Net change in market value of investments	21	107	29	131
Other comprehensive income (loss)	(872)	4,249	6,574	2,094
Comprehensive loss	$(2,998)	$(1,549)	$(78,911)	$(4,085)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(85,485)	$(6,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,671	6,079
Impairment of property and equipment	67	991
Amortization of intangible assets	6,651	7,431
Deferred income taxes	(3,537)	(359)
Stock-based compensation	9,831	11,202
Credit losses on note receivable	7,310	—
Goodwill impairment	83,895	—
Reduction in the carrying amount of operating lease right-of-use assets	5,419	10,728
Loss from sale of divested operation	—	1,775
Other, net	941	1,172
Changes in assets and liabilities:
Accounts receivable	21,996	16,852
Deferred commissions	6,505	6,813
Prepaid expenses and other current assets	(3,995)	(6,435)
Accounts payable	845	(219)
Accrued expenses and other liabilities	(15,363)	(36,455)
Deferred revenue	(6,924)	(4,479)
Operating lease liabilities	(8,534)	(10,948)
Net cash provided by (used in) operating activities	24,293	(2,031)
Cash flows from investing activities:
Purchases of property and equipment	(1,923)	(2,743)
Purchases of marketable investments	(32,283)	(55,800)
Proceeds from maturities of marketable investments	12,050	49,735
Proceeds from sales of marketable investments	4,813	7,650
Proceeds from sale of divested operation	—	6,000
Other investing activity	1,638	(68)
Net cash provided by (used in) investing activities	(15,705)	4,774
Cash flows from financing activities:
Repurchases of common stock	(2,407)	(12,984)
Proceeds from issuance of common stock under employee equity incentive plans	1,264	2,426
Taxes paid related to net share settlements of stock-based compensation awards	(1,231)	(2,490)
Net cash used in financing activities	(2,374)	(13,048)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,973	259
Net change in cash, cash equivalents and restricted cash	9,187	(10,046)
Cash, cash equivalents and restricted cash, beginning of period	58,186	75,042
Cash, cash equivalents and restricted cash, end of period	$67,373	$64,996
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,694	$1,762
Cash paid for income taxes	$6,455	$8,542

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2025 may not be indicative of the results for the year ending December 31, 2025, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	As of September 30,
	2025	2024
Cash and cash equivalents shown in balance sheets	$65,121	$62,754
Restricted cash classified in other assets (1):	2,252	2,242
Cash, cash equivalents and restricted cash shown in statement of cash flows	$67,373	$64,996

(1)
Restricted cash consists of collateral required for leased office space. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

Adoption of New Accounting Pronouncements

There were no recent accounting pronouncements adopted by the Company during the nine months ended September 30, 2025.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard enhances income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The new standard will be effective for annual filings for the Company beginning in 2025, and quarterly filings thereafter. The adoption of the standard on a retrospective basis will result in additional disclosures in the Company's income tax footnote.

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

The repayment terms of the note were modified during the first quarter of 2025 resulting in $1.5 million plus all accrued interest being due in December 2025, and the remainder due in the second quarter of 2026. The Company measures the note receivable on an amortized cost basis and records the estimate of any expected credit losses on the note receivable as an allowance for credit losses. In conjunction with the modification of the repayment terms of the note, the Company updated its analysis of the current expected credit loss for the note. As a result, during the three months ended March 31, 2025, the Company recorded a $0.9 million allowance for credit losses.

As a result of a change in the borrower's expected ability to make the scheduled payments on the note,during the three months ended September 30, 2025, the Company's assessment of default risk on the note increased. Accordingly, the Company updated its analysis of the current expected credit loss for the note. As a result, the Company recorded an additional $6.4 million allowance for credit losses during the three months ended September 30, 2025. If any amount of the note is determined by the Company to be uncollectible due to the borrower’s failure to meet repayment terms or due to the borrower's deteriorating financial condition, the write-off amount, reduced by any previously recorded allowances, would also be recorded as a credit loss expense. As of September 30, 2025, the balance of the note receivable, inclusive of capitalized interest at the stated rate of 8%, is $9.9 million. The carrying value of the note, net of the cumulative allowance for credit losses, is $2.6 million and is recorded within other assets in the Consolidated Balance Sheets. The allowance for credit losses is reported as a valuation account on the balance sheet that is deducted from the note receivable’s amortized cost basis and is included in credit loss expense on note receivable in the Consolidated Statement of Operations. During the year ended December 31, 2024, no material allowance or write-off amounts were recorded.

In addition, given that collection of interest on the loan is less than probable, interest income recognition was suspended during the three months ended September 30, 2025. As such, interest income will only be recognized to the extent that cash is received. In the future, the accrual of interest income will be restored only when the borrower is contractually current or the collection of future payments is reasonably assured. As of September 30, 2025, the note receivable remains in nonaccrual status. The amount of interest income recognized during the three and nine months ended September 30, 2025, was $0.1 million and $0.5 million, respectively.

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$18,229	$81	$(1)	$18,309
Federal agency obligations	1,492	—	(3)	1,489
Money market funds	47,033	—	—	47,033
Total	$66,754	$81	$(4)	$66,831

	As of December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$12,140	$46	$(6)	$12,180
Money market funds	36,402	—	—	36,402
Total	$48,542	$46	$(6)	$48,582

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Sales of marketable investments during 2025 and 2024 primarily represent redemptions from non-U.S. based money market funds, and realized gains or losses on sales of marketable investments were immaterial during the three and nine months ended September 30, 2025 and 2024.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of September 30, 2025 (in thousands).

	FY 2025	FY 2026	FY 2027	FY 2028	Total
Corporate obligations	$1,620	$8,037	$4,798	$3,854	$18,309
Federal agency obligations	992	—	497	—	1,489
Money market funds	47,033	—	—	—	47,033
Total	$49,645	$8,037	$5,295	$3,854	$66,831

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2025
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$1,119	$1	$—	$—
Federal agency obligations	497	3	—	—
Total	$1,616	$4	$—	$—

	As of December 31, 2024
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$803	$4	$997	$2
Total	$803	$4	$997	$2

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

The income approach was based upon projected future cash flows that were discounted to present value. The key underlying assumptions included forecasted revenues, operating expenses, terminal rate, as well as an applicable discount rate for each reporting unit. The key assumptions in the market approach were the earnings multiple and market participant acquisition premium. Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that have been deemed reasonable by the Company. Changes in the estimates or assumptions used in the quantitative impairment test could materially affect the determination of fair value of the Company’s reporting units and the associated goodwill impairment assessment.

Potential events and circumstances that could have an adverse impact on the Company's estimates and assumptions include, but are not limited to, lower than expected bookings growth, increases in costs, and other macroeconomic factors.

The Company will complete its annual goodwill impairment test as of November 30, 2025. In addition, throughout the remainder of 2025, the Company will continue to monitor relevant facts and circumstances, including future changes in its stock price, to determine if another interim impairment test is required. The Company may be required to record additional goodwill impairment charges. Management concluded that a triggering event did not occur during the three months ended June 30, 2025 and September 30, 2025 and as such, a quantitative impairment test of goodwill was not required during either period. While management cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on the Company's results of operations and financial condition.

Goodwill of $8.3 million is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of March 31, 2025, the date of the last impairment test.

The change in the carrying amount of goodwill for the nine months ended September 30, 2025 is summarized as follows (in thousands):

	Research Segment	Consulting Segment	Total
Balance at December 31, 2024	$219,814	$8,145	$227,959
Impairment	(83,895)	—	(83,895)
Translation adjustments	2,980	151	3,131
Balance at September 30, 2025	$138,899	$8,296	$147,195

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

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	September 30, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$56,189	$20,811
Technology	13,000	12,987	13
Total	$90,000	$69,176	$20,824

	December 31, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$49,946	$27,054
Technology	13,000	12,978	22
Trademarks	12,000	11,601	399
Total	$102,000	$74,525	$27,475

Estimated intangible asset amortization expense for each of the four succeeding years is as follows (in thousands):

2025 (remainder)	$2,095
2026	8,324
2027	8,324
2028	2,081
Total	$20,824

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

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of September 30, 2025.

The Company may voluntarily prepay revolving loans under the credit facility at any time and from time to time, without premium or penalty. No interim amortization payments are required to be made under the credit facility.

Up to $5.0 million of the credit facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of September 30, 2025, $0.7 million in letters of credit were issued under the credit facility.

Outstanding Borrowings

The following table summarizes the Company’s total outstanding borrowings as of the dates indicated (in thousands):

Description:	September 30, 2025	December 31, 2024
Credit facility	$35,000	$35,000

The contractual annualized interest rate as of September 30, 2025 was 5.51%.

The Company had $114.3 million of available borrowing capacity on the credit facility (not including the expansion feature) as of September 30, 2025. The weighted average annual effective interest rate for both the three and nine months ended September 30, 2025, was 5.68%.

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

The components of lease expense were as follows (in thousands):

	For the Three Months Ended September 30,
	2025	2024
Operating lease cost	$1,776	$2,902
Short-term lease cost	444	291
Variable lease cost	880	1,311
Sublease income	—	(133)
Total lease cost	$3,100	$4,371

	For the Nine Months Ended September 30,
	2025	2024
Operating lease cost	$6,096	$8,893
Short-term lease cost	1,259	737
Variable lease cost	3,203	3,579
Sublease income	—	(394)
Total lease cost	$10,558	$12,815

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	For the Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$8,534	$10,948
Operating lease ROU assets obtained in exchange for lease obligations	$9,899	$408
Weighted-average remaining lease term - operating leases (years)	9.0	3.8
Weighted-average discount rate - operating leases	5.1%	4.2%

Future minimum lease payments under non-cancelable leases as of September 30, 2025 are as follows (in thousands):

	Operating Lease	Tenant Improvement	Net Undiscounted
	Payments	Allowance	Cash Flows
2025 (remainder)	$2,844	$(342)	$2,502
2026	7,590	(16,809)	(9,219)
2027	8,273	—	8,273
2028	6,547	—	6,547
2029	6,623	—	6,623
Thereafter	44,223	—	44,223
Total	76,100	(17,151)	58,949
Less imputed interest			(19,661)
Present value of lease liabilities			$39,288

Lease balances as of September 30, 2025 are as follows (in thousands):

Operating lease ROU assets	$31,885

Short-term operating lease liabilities (1)	$7,496
Non-current operating lease liabilities	31,792
Total operating lease liabilities	$39,288

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

Note 7 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues: (1)	2025	2024	2025	2024
North America	$73,648	$81,932	$237,151	$260,611
Europe	13,046	13,274	37,248	41,715
Asia Pacific	5,840	5,058	16,371	15,259
Other	1,761	2,263	5,060	6,844
Total	$94,295	$102,527	$295,830	$324,429

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of September 30, 2025 or December 31, 2024.

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

During the three months ended September 30, 2025 and 2024, the Company recognized $20.6 million and $22.7 million, respectively, related to its deferred revenue balance at the beginning of each such period. During the nine months ended September 30, 2025 and 2024, the Company recognized $127.7 million and $133.2 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $334.5 million of revenue is expected to be recognized during the next 36 months from remaining performance obligations as of September 30, 2025.

Reserves for Credit Losses on Accounts Receivable

The allowance for expected credit losses on accounts receivable for the nine months ended September 30, 2025 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2024	$434
Provision for expected credit losses	10
Write-offs	(134)
Balance at September 30, 2025	$310

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

Cost to Obtain Contracts

The Company capitalizes commissions paid to sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in deferred commissions in the Consolidated Balance Sheets. The Company accounts for these costs at a portfolio level as the Company’s contracts are similar in nature and the amortization model used closely matches the amortization expense that would be recognized on a contract-by-contract basis. Costs to obtain a contract are amortized to earnings over the initial contract term, which is the same period the related revenue is recognized. Amortization expense related to deferred commissions for both the three months ended September 30, 2025 and 2024 was $8.4 million. Amortization expense related to deferred commissions for the nine months ended September 30, 2025 and 2024 was $24.9 million and $26.2 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the nine months ended September 30, 2025 and 2024.

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

During the nine months ended September 30, 2025, the Company entered into ten foreign currency forward exchange contracts, all of which settled by September 30, 2025. Accordingly, as of September 30, 2025, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the nine months ended September 30, 2024, the Company entered into eight foreign currency forward exchange contracts, all of which settled by September 30, 2024. Accordingly, as of September 30, 2024, there is no amount recorded in the Consolidated Balance Sheets for these contracts.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2025	2024	2025	2024
Other income, net	$(81)	$84	$256	$68

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

Additionally, the Company measures certain financial assets at fair value on a recurring basis including cash equivalents and marketable investments. The fair values of these financial assets have been classified as Level 1, 2, or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

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

The following table represents the Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$65,516	$—	$65,516
Marketable investments (3)	—	19,798	19,798
Total Assets	$65,516	$19,798	$85,314

	As of December 31, 2024
	Level 1	Level 2	Total
Assets:
Money market funds (2)	$52,395	$—	$52,395
Marketable investments (3)	—	12,180	12,180
Total Assets	$52,395	$12,180	$64,575

(1)
U.S. based funds of $18.5 million are included in cash and cash equivalents and non-U.S. based funds of $47.0 million are included in marketable investments in the Consolidated Balance Sheets.
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

During the nine months ended September 30, 2025, the Company did not transfer assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets.

Note 10 – Non-Marketable Investments

At September 30, 2025 and December 31, 2024, the carrying value of the Company’s non-marketable investments, which were composed primarily of an interest in a standalone real-time feedback company (see Note 2 - Divestiture) and of interests in technology-related private equity funds, was $3.1 million and $3.2 million, respectively, and are included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a carrying value of $2.6 million at September 30, 2025 is being accounted for using the cost method and, accordingly, is valued at cost less impairments, if any. The Company’s other investment is accounted for using the equity method. Accordingly, the Company records its share of the investee’s operating results each period, which are included in loss on investments, net in the Consolidated Statement of Operations. Gains and losses from non-marketable investments were immaterial during the three and nine months ended September 30, 2025 and 2024.

The Company uses the cumulative earnings approach to classify distributions received from equity method investments. During the nine months ended September 30, 2025, $1.4 million was distributed from the funds to the Company. This amount was included within other investing activity in the Consolidated Statements of Cash Flows as it was considered a return on investment. During the nine months ended September 30, 2024, no distributions were received from the funds.

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

Income tax expense for the nine months ended September 30, 2025 was $2.6 million resulting in an effective tax rate of (3.1)% for the period. Income tax expense for the nine months ended September 30, 2024 was $7.9 million resulting in an effective tax rate of 460.9% for the period.

The decrease in the effective tax rate during the 2025 period was primarily due to the goodwill impairment charge, which is not deductible for tax purposes, in addition to transactions in 2024 that increased the Company’s tax expense and effective tax rate, including the divestiture of the FeedbackNow product line, foreign withholding taxes due to the dissolution of a foreign subsidiary, and a valuation allowance recorded against non-realizable state net operating loss carryforwards due to the dissolution of a domestic subsidiary.

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing changes to U.S. tax law. The effects of the OBBBA have been incorporated into the Company's estimated annual effective tax rate for the three and nine months ended September 30, 2025 and the impact was not material. The Company will continue to evaluate the changes from OBBBA, monitor developments, and assess its tax position as further guidance becomes available.

Note 12 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at June 30, 2025	$37	$(337)	$(300)
Foreign currency translation (1)	—	(893)	(893)
Unrealized gain, net of tax of $(7)	21	—	21
Balance at September 30, 2025	$58	$(1,230)	$(1,172)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at June 30, 2024	$(36)	$(6,690)	$(6,726)
Foreign currency translation (1)	—	3,910	3,910
Reclassification adjustment for write-off of foreign currency translation loss (2)		232	232
Unrealized gain, net of tax of $(36)	107	—	107
Balance at September 30, 2024	$71	$(2,548)	$(2,477)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2024	$29	$(7,775)	$(7,746)
Foreign currency translation (1)	—	6,545	6,545
Unrealized gain, net of tax of $(9)	29	—	29
Balance at September 30, 2025	$58	$(1,230)	$(1,172)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2023	$(60)	$(4,511)	$(4,571)
Foreign currency translation (1)	—	1,731	1,731
Reclassification adjustment for write-off of foreign currency translation loss (2)	—	232	232
Unrealized gain, net of tax of $(44)	131	—	131
Balance at September 30, 2024	$71	$(2,548)	$(2,477)

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	19,113	19,065	19,022	19,147
Weighted average common equivalent shares	—	—	—	—
Diluted weighted average common shares outstanding	19,113	19,065	19,022	19,147
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	2,524	1,611	1,626	1,263

Note 14 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended September 30, 2025
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2025	25,361	$254	$298,129	$88,575	6,282	$(227,119)	$(300)	$159,539
Issuance of common stock under stock plans, including tax effects	150	1	238	—	—	—	—	239
Repurchases of common stock	—	—	—	—	240	(2,496)	—	(2,496)
Stock-based compensation expense	—	—	3,388	—	—	—	—	3,388
Net loss	—	—	—	(2,126)	—	—	—	(2,126)
Net change in marketable investments, net of tax	—	—	—	—	—	—	21	21
Foreign currency translation	—	—	—	—	—	—	(893)	(893)
Balance at September 30, 2025	25,511	$255	$301,755	$86,449	6,522	$(229,615)	$(1,172)	$157,672

	Three Months Ended September 30, 2024
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2024	24,897	$249	$285,395	$177,300	5,841	$(219,164)	$(6,726)	$237,054
Issuance of common stock under stock plans, including tax effects	195	2	193	—	—	—	—	195
Repurchases of common stock	—	—	—	—	268	(4,969)	—	(4,969)
Stock-based compensation expense	—	—	3,603	—	—	—	—	3,603
Net loss	—	—	—	(5,798)	—	—	—	(5,798)
Net change in marketable investments, net of tax	—	—	—	—	—	—	107	107
Foreign currency translation	—	—	—	—	—	—	4,142	4,142
Balance at September 30, 2024	25,092	$251	$289,191	$171,502	6,109	$(224,133)	$(2,477)	$234,334

	Nine Months Ended September 30, 2025
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	25,119	$251	$292,217	$171,934	6,282	$(227,119)	$(7,746)	$229,537
Issuance of common stock under stock plans, including tax effects	392	4	29	—	—	—	—	33
Repurchases of common stock	—	—	—	—	240	(2,496)	—	(2,496)
Stock-based compensation expense	—	—	9,509	—	—	—	—	9,509
Net loss	—	—	—	(85,485)	—	—	—	(85,485)
Net change in marketable investments, net of tax	—	—	—	—	—	—	29	29
Foreign currency translation	—	—	—	—	—	—	6,545	6,545
Balance at September 30, 2025	25,511	$255	$301,755	$86,449	6,522	$(229,615)	$(1,172)	$157,672

	Nine Months Ended September 30, 2024
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	24,684	$247	$278,057	$177,681	5,437	$(211,149)	$(4,571)	$240,265
Issuance of common stock under stock plans, including tax effects	408	4	(68)	—	—	—	—	(64)
Repurchases of common stock	—	—	—	—	672	(12,984)	—	(12,984)
Stock-based compensation expense	—	—	11,202	—	—	—	—	11,202
Net loss	—	—	—	(6,179)	—	—	—	(6,179)
Net change in marketable investments, net of tax	—	—	—	—	—	—	131	131
Foreign currency translation	—	—	—	—	—	—	1,963	1,963
Balance at September 30, 2024	25,092	$251	$289,191	$171,502	6,109	$(224,133)	$(2,477)	$234,334

Equity Plans

Restricted stock unit activity for the nine months ended September 30, 2025 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	1,253	$27.42
Granted	1,306	9.43
Vested	(362)	29.11
Forfeited	(150)	24.69
Unvested at September 30, 2025	2,047	$15.84

Stock option activity for the nine months ended September 30, 2025 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2024	167	$33.29
Granted	303	9.36
Forfeited	(38)	33.53
Outstanding at September 30, 2025	432	$16.48	8.63	$376
Exercisable at September 30, 2025	72	$33.37	5.93	$—
Vested and expected to vest at September 30, 2025	432	$16.48	8.63	$376

No stock options were exercised during the three and nine months ended September 30, 2025.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of services and fulfillment	$2,220	$2,142	$6,398	$6,777
Selling and marketing	414	528	913	1,685
General and administrative	739	933	2,520	2,740
Total	$3,373	$3,603	$9,831	$11,202

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025		2024
	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	3.84%	4.55%	3.84%	3.91%	4.55%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	0.5 Years	0.5 Years	0.5 Years	4.50 Years	0.5 Years
Expected volatility	52%	38%	52%	36%	38%
Weighted average fair value	$2.90	$4.86	$2.90	$3.38	$4.86

Liability-Classified Awards

During 2025, the Company granted stock awards that are being accounted for as liability awards, such that the fair value of the awards are determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards do not result in an impact to the Company’s stockholders’ equity balance. During the nine months ended September 30, 2025, the Company recorded $0.3 million of stock-based compensation expense related to these awards.

Treasury Stock

As of September 30, 2025, Forrester’s Board of Directors had authorized an aggregate $610.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three and nine months ended September 30, 2025, the Company repurchased approximately 0.2 million shares of common stock at an aggregate cost of approximately $2.5 million and the Company paid $44 thousand of excise taxes related to its 2024 purchases during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company repurchased approximately 0.3 million shares and 0.7 million shares of common stock at an aggregate cost of approximately $5.0 million and $13.0 million, respectively. From the inception of the program through September 30, 2025, the Company repurchased 18.2 million shares of common stock at an aggregate cost of $532.5 million.

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

In January 2025, the Company implemented a reduction in its workforce of approximately 6% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $4.2 million of severance and related costs for this action during the fourth quarter of 2024, $1.5 million during the first quarter of 2025, $0.4 million during the second quarter of 2025, and $(0.1) million during the third quarter of 2025. The Company expects the majority of the accrued restructuring and related costs as of September 30, 2025 to be paid by the end of 2025.

The following table rolls forward the activity in the restructuring accrual for the January 2025 action for the nine months ended September 30, 2025 (in thousands):

Accrual at December 31, 2024	$4,132
Additional restructuring and related costs	1,819
Non-cash charge (included above)	(319)
Cash payments	(5,341)
Foreign currency effect	39
Accrual at September 30, 2025	$330

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

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting its events. As of January 1, 2025, the Company realigned its events sponsorship sales team and as such the costs of this team were not reported as a direct expense of the Events segment during the first and second quarters of 2025. During the third quarter of 2025, the events sponsorship sales team was aligned back to Events and the costs of this team are now being reported as a direct expense of the Events segment. The nine months ended September 30, 2025 have been conformed to the current presentation for the entire period.

The Company evaluates reportable segment performance and allocates resources based on segment operating income (loss). Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, goodwill impairment, restructuring costs, loss from sale of divested operation, interest expense, credit loss expense on note receivable, other income, and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements. The Company does not review or evaluate assets as part of segment performance. Accordingly, the Company does not identify or allocate assets by reportable segment.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended September 30, 2025
Research revenues	$72,652	$—	$—	$72,652
Consulting revenues	5,487	15,988	—	21,475
Events revenues	—	—	168	168
Total segment revenues	78,139	15,988	168	94,295
Segment expenses (1):
Compensation, benefits and related costs	(23,230)	(7,085)	(1,262)	(31,577)
Direct cost of events	—	—	(405)	(405)
Professional services	(1,050)	(960)	49	(1,961)
Billable expenses	(135)	(1,336)	—	(1,471)
Travel and entertainment	(453)	(143)	(51)	(647)
Software	(329)	—	(10)	(339)
Other segment expenses (2)	(24)	(12)	(4)	(40)
Total segment expenses	(25,221)	(9,536)	(1,683)	(36,440)
Segment operating income (loss)	$52,918	$6,452	$(1,515)	57,855
Selling, marketing, administrative and other expenses				(51,292)
Amortization of intangible assets				(2,217)
Restructuring and related costs				111
Interest expense, credit loss expense on note receivable and other income				(6,146)
Loss before income taxes				$(1,689)

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended September 30, 2024
Research revenues	$77,070	$—	$—	$77,070
Consulting revenues	4,335	19,034	—	23,369
Events revenues	—	—	2,088	2,088
Total segment revenues	81,405	19,034	2,088	102,527
Segment expenses (1):
Compensation, benefits and related costs	(24,636)	(7,612)	(1,431)	(33,679)
Direct cost of events	—	—	(1,512)	(1,512)
Professional services	(2,186)	(500)	(26)	(2,712)
Billable expenses	(135)	(1,990)	—	(2,125)
Travel and entertainment	(486)	(101)	(34)	(621)
Software	(460)	—	(20)	(480)
Other segment expenses (2)	(86)	(4)	(19)	(109)
Total segment expenses	(27,989)	(10,207)	(3,042)	(41,238)
Segment operating income (loss)	$53,416	$8,827	$(954)	61,289
Selling, marketing, administrative and other expenses				(56,904)
Amortization of intangible assets				(2,404)
Restructuring and related costs				(937)
Loss from sale of divested operation				(1,775)
Interest expense and other income				(343)
Loss before income taxes				$(1,074)
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Nine Months Ended September 30, 2025
Research revenues	$218,992	$—	$—	$218,992
Consulting revenues	16,334	50,070	—	66,404
Events revenues	—	—	10,434	10,434
Total segment revenues	235,326	50,070	10,434	295,830
Segment expenses (1):
Compensation, benefits and related costs	(69,196)	(21,248)	(3,976)	(94,420)
Direct cost of events	—	—	(9,378)	(9,378)
Professional services	(5,398)	(2,483)	(28)	(7,909)
Billable expenses	(320)	(4,449)	—	(4,769)
Travel and entertainment	(1,470)	(385)	(106)	(1,961)
Software	(1,060)	—	(44)	(1,104)
Other segment expenses (2)	(95)	(26)	(28)	(149)
Total segment expenses	(77,539)	(28,591)	(13,560)	(119,690)
Segment operating income (loss)	$157,787	$21,479	$(3,126)	176,140
Selling, marketing, administrative and other expenses				(159,885)
Amortization of intangible assets				(6,651)
Goodwill impairment				(83,895)
Restructuring and related costs				(1,887)
Interest expense, credit loss expense on note receivable, other income and loss on investments				(6,697)
Loss before income taxes				$(82,875)
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Nine Months Ended September 30, 2024
Research revenues	$237,314	$—	$—	$237,314
Consulting revenues	14,478	56,843	—	71,321
Events revenues	—	—	15,794	15,794
Total segment revenues	251,792	56,843	15,794	324,429
Segment expenses (1):
Compensation, benefits and related costs	(77,797)	(23,481)	(4,424)	(105,702)
Direct cost of events	—	—	(10,446)	(10,446)
Professional services	(8,947)	(1,371)	(44)	(10,362)
Billable expenses	(427)	(6,109)	—	(6,536)
Travel and entertainment	(1,446)	(264)	(79)	(1,789)
Software	(1,410)	—	(28)	(1,438)
Other segment expenses (2)	(362)	(14)	(22)	(398)
Total segment expenses	(90,389)	(31,239)	(15,043)	(136,671)
Segment operating income	$161,403	$25,604	$751	187,758
Selling, marketing, administrative and other expenses				(169,618)
Amortization of intangible assets				(7,431)
Restructuring and related costs				(7,643)
Loss from sale of divested operation				(1,775)
Interest expense and other income				421
Income before income taxes				$1,712

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about changing stakeholder expectations, migration of our clients into our Forrester Decisions products, product development, possible acquisitions, future dividends, future share repurchases, future growth rates, operating income and cash from operations, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, anticipated capital expenditures in connection with the lease for our principal headquarters and related tenant improvement allowance, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, the anticipated impact of accounting standards, and any future impairment charge we incur. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich subscriptions to, and licenses of, our Research products and services, our ability to fulfill existing or generate new consulting engagements and advisory services, any adverse economic conditions, including from trade policies and tariffs, that result in a reduction in technology spending or demand for our products and services, our international operations expose us to a variety of operational risks which could negatively impact us, our ability to offer new products and services, the use of Generative AI in our business and by our clients and competitors, our dependence on key personnel, our ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, our business with the U.S. Government, the impact of our outstanding debt, competition and industry consolidation, possible variations in our quarterly operating results, the actual cost of capital expenditures that we undertake, concentration of our stock ownership, the possibility of network disruptions and security breaches, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, taxation risks, any weakness identified in our system of internal controls, and any future impairment charge we incur. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our key metrics focus on our contract value ("CV") products. We are focusing on CV products as these products are our most profitable products and historically our contracts for CV products have renewed at high rates (as measured by our client retention and wallet retention metrics). Our CV products make up essentially all of our research revenues, and research revenues as a percentage of total revenues increased from approximately 73% for the nine months ended September 30, 2024 to approximately 74% for the nine months ended September 30, 2025.

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV and wallet retention at the planned 2025 foreign currency rates. In addition, the recast metrics reflect the correction of an insignificant error. We have included the recast metrics below for the nine months ended September 30, 2024, and we have also provided recast metrics dating back to the third quarter of 2023, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Contract value	$288.1	$309.8	$(21.7)	(7%)
Client retention	74%	73%	1 point
Wallet retention	86%	88%	(2) points
Number of clients	1,774	2,002	(228)	(11%)

Contract value at September 30, 2025 decreased by 7% compared to the prior year period due to wallet retention being at 86% for the period (representing retention and enrichment of the prior year CV base) and new client acquisition not fully offsetting the net retention loss. Client retention increased by 1 percentage point at September 30, 2025 compared to the prior year period, and was consistent compared to the prior quarter. However, wallet retention decreased by 2 percentage points at September 30, 2025 compared to the prior year period, and increased by 1 percentage point compared to the prior quarter. The decline in wallet retention compared to the prior year period was primarily due to lower enrichment of contracts as they renewed during the current year period.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to, those related to our revenue recognition, credit losses on the note receivable, goodwill, intangible and other long-lived assets, and income taxes. Management bases its estimates on historical experience, data available at the time the estimates are made, and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Research revenues	77.0%	75.2%	74.1%	73.1%
Consulting revenues	22.8	22.8	22.4	22.0
Events revenues	0.2	2.0	3.5	4.9
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.0	41.1	42.9	42.5
Selling and marketing	38.2	37.3	36.9	36.4
General and administrative	13.2	15.4	13.2	13.6
Depreciation	1.6	1.9	1.6	1.9
Amortization of intangible assets	2.4	2.3	2.2	2.3
Goodwill impairment	—	—	28.4	—
Restructuring costs	(0.1)	1.0	0.6	2.4
Loss from sale of divested operation	—	1.7	—	0.5
Income (loss) from operations	4.7	(0.7)	(25.8)	0.4
Interest expense	(0.7)	(0.8)	(0.7)	(0.7)
Loss on investments, net	—	—	—	—
Credit loss expense on note receivable	(6.8)	—	(2.4)	—
Other income, net	1.0	0.5	0.9	0.8
Income (loss) before income taxes	(1.8)	(1.0)	(28.0)	0.5
Income tax expense	0.5	4.7	0.9	2.4
Net loss	(2.3%)	(5.7%)	(28.9%)	(1.9%)

Three and Nine Months Ended September 30, 2025 and 2024

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$94.3	$102.5	$(8.2)	(8%)
Research revenues	$72.7	$77.1	$(4.4)	(6%)
Consulting revenues	$21.5	$23.4	$(1.9)	(8%)
Events revenues	$0.2	$2.1	$(1.9)	(92%)
Revenues attributable to customers outside of the U.S.	$23.3	$23.6	$(0.3)	(1%)
Percentage of revenue attributable to customers outside of the U.S.	25%	23%	2 points

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$295.8	$324.4	$(28.6)	(9%)
Research revenues	$219.0	$237.3	$(18.3)	(8%)
Consulting revenues	$66.4	$71.3	$(4.9)	(7%)
Events revenues	$10.4	$15.8	$(5.4)	(34%)
Revenues attributable to customers outside of the U.S.	$66.7	$73.4	$(6.7)	(9%)
Percentage of revenue attributable to customers outside of the U.S.	23%	23%	—

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 6% and 8% during the three and nine months ended September 30, 2025, respectively, compared to the prior year periods, primarily due to the decrease in CV, as discussed above, and the divestiture of the FeedbackNow product line in the third quarter of 2024, which resulted in an approximate 2% decline in revenue in both periods. From a product perspective, the decrease in revenues during both the three and nine months ended September 30, 2025 was primarily due to a decline in revenue from subscriptions to our research and to the effect of the divestiture of the FeedbackNow product line, partially offset by an increase in reprint revenue. Research subscription products, including our subscription reprint product that was launched in the third quarter of 2024, declined 5% during both the three and nine months ended September 30, 2025 primarily due to revenue growth from our Forrester Decisions and subscription reprint products being offset by revenue declines from our heritage research products.

Consulting revenues decreased 8% and 7% during the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. The decrease in revenues during the three and nine months ended September 30, 2025 was due to a decrease in delivery of consulting services due to lower client bookings.

Events revenues decreased 92% and 34% during the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. The decrease in revenues during the three months ended September 30, 2025 was primarily due to us holding one of our larger U.S. events in the fourth quarter of 2025 compared to the third quarter of 2024. The decrease in revenues during the nine months ended September 30, 2025 was also due to a decrease in sponsorship revenues for the events held during the period.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$37.7	$42.2	$(4.5)	(11%)
Cost of services and fulfillment as a percentage of total revenues	40%	41%	(1) point
Service and fulfillment employees (at end of period)	653	690	(37)	(5%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$127.0	$138.0	$(11.1)	(8%)
Cost of services and fulfillment as a percentage of total revenues	43%	43%	—

Cost of services and fulfillment expenses decreased 11% during the three months ended September 30, 2025 compared to the prior year period. The decrease was primarily due to (1) a $1.5 million decrease in compensation and benefit costs due to a decrease in headcount, (2) a $1.3 million decrease in professional services costs primarily due to a decrease in billable fees and the effect of the divestiture of the FeedbackNow product line, partially offset by an increase in contractor costs, (3) a $1.1 million decrease in event expenses primarily due to holding one of our larger U.S. events in the fourth quarter of 2025 compared to the third quarter of 2024, and (4) a $0.7 million decrease in facilities costs primarily due to a decrease in lease expense.

Cost of services and fulfillment expenses decreased 8% during the nine months ended September 30, 2025 compared to the prior year period. The decrease was primarily due to (1) a $4.6 million decrease in compensation and benefit costs due to a decrease in headcount, partially offset by an increase in incentive bonus costs, (2) a $3.8 million decrease in professional services costs primarily due to a decrease in billable fees, consulting fees, and the effect of the divestiture of the FeedbackNow product line, partially offset by an increase in contractor costs, (3) a $1.5 million decrease in facilities costs primarily due to a decrease in lease expense and (4) a $1.1 million decrease in event expenses as discussed for the three month period.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$36.0	$38.3	$(2.3)	(6%)
Selling and marketing expenses as a percentage of total revenues	38%	37%	1 point
Selling and marketing employees (at end of period)	604	663	(59)	(9%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$109.0	$117.9	$(8.9)	(8%)
Selling and marketing expenses as a percentage of total revenues	37%	36%	1 point

Selling and marketing expenses decreased 6% during the three months ended September 30, 2025 compared to the prior year period. The decrease was primarily due to (1) a $1.8 million decrease in compensation and benefit costs due to a decrease in headcount and (2) a $0.6 million decrease in facilities costs primarily due to a decrease in lease expense.

Selling and marketing expenses decreased 8% during the nine months ended September 30, 2025 compared to the prior year period. The decrease was primarily due to (1) a $6.6 million decrease in compensation and benefit costs due to a decrease in headcount and commissions expense, partially offset by an increase in incentive bonus costs, (2) a $1.0 million decrease in professional services costs primarily due to a decrease in consulting fees, (3) a $0.9 million decrease in facilities costs primarily due to a decrease in lease expense and (4) a $0.8 million decrease in stock compensation expense. These decreases were partially offset by a $0.9 million increase in travel and entertainment expenses.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$12.5	$15.7	$(3.3)	(21%)
General and administrative expenses as a percentage of total revenues	13%	15%	(2) points
General and administrative employees (at end of period)	228	255	(27)	(11%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$38.9	$44.2	$(5.3)	(12%)
General and administrative expenses as a percentage of total revenues	13%	14%	(1) point

General and administrative expenses decreased 21% during the three months ended September 30, 2025 compared to the prior year period. The decrease was primarily due to a $2.0 million decrease in compensation and benefit costs due to a decrease in headcount.

General and administrative expenses decreased 12% during the nine months ended September 30, 2025 compared to the prior year period. The decrease was primarily due to (1) a $3.5 million decrease in compensation and benefit costs due to a decrease in headcount, partially offset by an increase in incentive bonus costs, (2) a $0.6 million decrease in software costs and (3) a $0.5 million decrease in non-income taxes.

Depreciation

The fluctuation for depreciation expense was immaterial during the three months ended September 30, 2025 compared to the prior year period. Depreciation expense decreased by $1.4 million during the nine months ended September 30, 2025 compared to the prior year period due to certain software assets becoming fully depreciated.

Amortization of Intangible Assets

The fluctuation for amortization expense was immaterial during the three months ended September 30, 2025 compared to the prior year period. Amortization expense decreased by $0.8 million during the nine months ended September 30, 2025 compared to the prior year period primarily due to the divestiture of the FeedbackNow product line.

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

The income approach was based upon projected future cash flows that were discounted to present value. The key underlying assumptions included forecasted revenues, operating expenses, terminal rate, as well as an applicable discount rate for each reporting unit. The key assumptions in the market approach were the earnings multiple and market participant acquisition premium. Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that we deemed to be reasonable. Changes in the estimates or assumptions used in the quantitative impairment test could materially affect the determination of fair value of our reporting units and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, lower than expected bookings growth, increases in costs, and other macroeconomic factors.

We concluded that a triggering event did not occur during the three months ended June 30, 2025 and September 30, 2025 and as such, a quantitative impairment test of goodwill was not required during either period. We will continue to monitor relevant facts and circumstances, including future changes in our stock price. We may be required to record additional goodwill impairment charges. While we cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on our results of operations and financial condition.

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

In January 2025, we implemented a reduction in our workforce of approximately 6% across various geographies and functions to better align our cost structure with the revenue outlook for the year. We recorded $4.2 million of severance and related costs for this action during the fourth quarter of 2024, $1.5 million during the first quarter of 2025, $0.4 million during the second quarter of 2025, and $(0.1) million during the third quarter of 2025.

Loss from Sale of Divested Operation

Loss from sale of divested operation of $1.8 million was attributable to the sale of our FeedbackNow product line in August 2024.

Interest Expense

Interest expense consists of interest on our borrowings. The fluctuation in interest expense was immaterial during the three and nine months ended September 30, 2025 compared to the prior year periods.

Loss on Investments, Net

Loss on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. The fluctuation for loss on investments, net was immaterial during the three and nine months ended September 30, 2025 compared to the prior year periods.

Credit Loss Expense on Note Receivable

Credit loss expense on note receivable consists of an allowance for credit losses on a note receivable from the divestiture of FeedbackNow during the third quarter of 2024.

Other Income, Net

Other income, net primarily consists of interest income, gains and losses on foreign currency, and gains and losses on foreign currency forward contracts. Other income, net increased by $0.5 million during the three months ended September 30, 2025 compared to the prior year period primarily due to a decrease in foreign currency losses. The fluctuation in other income, net was immaterial during the nine months ended September 30, 2025 compared to the prior year period.

Income Tax Expense

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$0.4	$4.7	$(4.3)	(91%)
Effective tax rate	(26%)	(440%)	414 points

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$2.6	$7.9	$(5.3)	(67%)
Effective tax rate	(3%)	461%	(464) points

The decrease in the effective tax rate during the nine months ended September 30, 2025 compared to the prior year period is primarily due to the goodwill impairment charge, which is not deductible for tax purposes, in addition to transactions in 2024 that increased our tax expense and effective tax rate, including the divestiture of the FeedbackNow product line, foreign withholding taxes due to the dissolution of a foreign subsidiary, and a valuation allowance recorded against non-realizable state net operating loss carryforwards due to the dissolution of a domestic subsidiary. For the full year 2025, we anticipate that our effective tax rate will be in the range of negative 2% to 5%.

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

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting our events. As of January 1, 2025, the Company realigned its events sponsorship sales team and as such the costs of this team were not reported as a direct expense of the Events segment during the first and second quarters of 2025. During the third quarter of 2025, the events sponsorship sales team was aligned back to Events and the costs of this team are now being reported as a direct expense of the Events segment. The nine months ended September 30, 2025 have been conformed to the current presentation for the entire period.

We evaluate reportable segment performance and allocate resources based on segment operating income (loss). Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, goodwill impairment, restructuring costs, loss from sale of divested operation, interest expense, credit loss expense on note receivable, other income, and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2025
Research revenues	$72,652	$—	$—	$72,652
Consulting revenues	5,487	15,988	—	21,475
Events revenues	—	—	168	168
Total segment revenues	78,139	15,988	168	94,295
Segment expenses	(25,221)	(9,536)	(1,683)	(36,440)
Segment operating income (loss)	52,918	6,452	(1,515)	57,855
Year over year revenue change	(4%)	(16%)	(92%)	(8%)
Year over year expense change	(10%)	(7%)	(45%)	(12%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2024
Research revenues	$77,070	$—	$—	$77,070
Consulting revenues	4,335	19,034	—	23,369
Events revenues	—	—	2,088	2,088
Total segment revenues	81,405	19,034	2,088	102,527
Segment expenses	(27,989)	(10,207)	(3,042)	(41,238)
Segment operating income (loss)	53,416	8,827	(954)	61,289

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2025
Research revenues	$218,992	$—	$—	$218,992
Consulting revenues	16,334	50,070	—	66,404
Events revenues	—	—	10,434	10,434
Total segment revenues	235,326	50,070	10,434	295,830
Segment expenses	(77,539)	(28,591)	(13,560)	(119,690)
Segment operating income (loss)	157,787	21,479	(3,126)	176,140
Year over year revenue change	(7%)	(12%)	(34%)	(9%)
Year over year expense change	(14%)	(8%)	(10%)	(12%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2024
Research revenues	$237,314	$—	$—	$237,314
Consulting revenues	14,478	56,843	—	71,321
Events revenues	—	—	15,794	15,794
Total segment revenues	251,792	56,843	15,794	324,429
Segment expenses	(90,389)	(31,239)	(15,043)	(136,671)
Segment operating income	161,403	25,604	751	187,758

Research segment revenues decreased 4% and 7% during the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. For the three and nine months ended September 30, 2025, research product revenues within this segment decreased 6% and 8%, respectively, primarily due to the decrease in CV, as discussed above, as well as due to the divestiture of the FeedbackNow product line in the third quarter of 2024, partially offset by an increase in reprint revenue. For the three and nine months ended September 30, 2025, consulting product revenues within this segment increased 27% and 13%, respectively, primarily due to increased delivery of advisory services by our research analysts.

Research segment expenses decreased 10% and 14% during the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. The decrease in expenses during the three months ended September 30, 2025 was primarily due to (1) a $1.4 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $1.1 million decrease in professional services due to the effect of the divestiture of the FeedbackNow product line, partially offset by an increase in contractor costs. The decrease in expenses during the nine months ended September 30, 2025 was primarily due to (1) a $8.6 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $3.5 million decrease in professional services due to a decrease in consulting fees and the effect of the divestiture of the FeedbackNow product line, partially offset by an increase in contractor costs.

Consulting segment revenues decreased 16% and 12% during the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. The decrease in revenues during the three and nine months ended September 30, 2025 was due to a decrease in delivery of consulting services due to lower client bookings.

Consulting segment expenses decreased 7% and 8% during the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. The decrease in expenses during the three months ended September 30, 2025 was primarily due to (1) a $0.7 million decrease in billable fees and (2) a $0.5 million decrease in compensation and benefit costs primarily due to a decrease in headcount. These decreases were partially offset by a $0.5 million increase in professional services due primarily to an increase in contractor costs. The decrease in expenses during the nine months ended September 30, 2025 was primarily due to (1) a $2.2 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $1.7 million decrease in billable fees. These decreases were partially offset by a $1.1 million increase in professional services due primarily to an increase in contractor costs.

Event segment revenues decreased 92% and 34% during the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. The decrease in revenues during the three months ended September 30, 2025 was primarily due to us holding one of our larger U.S. events in the fourth quarter of 2025 compared to the third quarter of 2024. The decrease in revenues during the nine months ended September 30, 2025 was also due to a decrease in sponsorship revenues for the events held during the period.

Event segment expenses decreased 45% and 10% during the three and nine months ended September 30, 2025, respectively, compared to the prior year periods due primarily to the move of a U.S. event that occurred in the third quarter of 2024 to the fourth quarter of 2025.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 74% of our revenues during the nine months ended September 30, 2025, are generally renewable and are typically payable in advance. We generated cash from operating activities of $24.3 million during the nine months ended September 30, 2025 and used cash in operating activities of $2.0 million during the nine months ended September 30, 2024. The $26.3 million increase in cash from operations for the nine months ended September 30, 2025 compared to the prior year period was primarily due to a $21.1 million decrease in cash used for accrued expenses resulting primarily from a decrease in the payment of year end incentive compensation during 2025 as compared to the prior year period, and the payment of a legal settlement during the prior year period.

During the nine months ended September 30, 2025, we used cash in investing activities of $15.7 million primarily from $15.4 million in net purchases of marketable investments and $1.9 million of purchases of property and equipment, primarily consisting of computer software, partially offset by a $1.4 million distribution received from an equity method investment. During the nine months ended September 30, 2024, we generated cash from investing activities of $4.8 million primarily from $6.0 million in proceeds from the sale of the FeedbackNow product line and $1.6 million in net maturities and sales of marketable investments, partially offset by $2.7 million of purchases of property and equipment, primarily consisting of computer software.

On April 11, 2025, we entered into a third amendment of our lease, and a new lease, for our principal headquarters located in Cambridge, Massachusetts. The effect of these agreements was to early terminate the original lease with respect to the first, second and third floors of the facility on or before May 31, 2026, while also extending the lease term with respect to the fourth, fifth and six floors of the facility through June 30, 2039. As a result of reducing the number of floors that we will occupy, we intend to renovate floors four to six and currently expect to incur capital expenditures of approximately $33.0 million, of which $6.0 million is expected to be incurred during the fourth quarter of 2025 and the remainder will be incurred in the first half of 2026. Under the terms of the lease agreement, the landlord is providing a tenant improvement allowance of $17.2 million, of which $0.3 million is expected to be received in the fourth quarter of 2025 and the remainder in the first half of 2026. Future cash receipts for the tenant improvement allowance will be classified as operating cash flows in the cash flow statement.

During the nine months ended September 30, 2025, we used $2.4 million of cash in financing activities primarily due to $2.4 million for purchases of our common stock and $1.2 million in taxes paid related to net share settlements of restricted stock units, partially offset by $1.3 million of net proceeds from the issuance of common stock under our stock-based incentive plans. We used

$13.0 million of cash in financing activities during the nine months ended September 30, 2024 primarily due to $13.0 million for purchases of our common stock and $2.5 million in taxes paid related to net share settlements of restricted stock units, partially offset by $2.4 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of September 30, 2025, our remaining stock repurchase authorization was approximately $77.5 million.

We have a credit facility that provides up to $150.0 million of revolving credit commitments. The amount outstanding under the credit facility was $35.0 million at September 30, 2025 and the facility expires in December of 2026. The credit facility permits us to increase the revolving credit commitments in an aggregate principal amount up to $50.0 million, subject to approval by the administrative agent and certain customary terms and conditions.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of September 30, 2025 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 6 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 14 years. Remaining lease payments within one year, within two to three years, within four to five years, and after five years from September 30, 2025, are $2.8 million, $15.9 million, $13.2 million, and $44.2 million respectively.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of September 30, 2025, we had cash, cash equivalents, and marketable investments of $132.0 million. This balance includes $87.9 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

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

Critical Accounting Policies and Estimates

For information regarding our critical accounting policies and estimates, please refer to Note 1, "Summary of Significant Accounting Policies" and Item 7, “Critical Accounting Estimates” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The critical accounting estimate below supplements the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Allowance for Credit Losses on Note Receivable

As part of the proceeds from the sale of a non-core product line in August 2024, we received a note receivable with an original face value of $9.0 million. We measure the note receivable on an amortized cost basis and record an estimate of any expected credit losses on the note receivable as an allowance for credit losses each reporting period. The allowance represents our best estimate of credit losses over the contractual life of the note and is calculated using the loss given default method. This method involves estimating the likelihood that the borrower will default on its obligations and the expected losses from such default. Our estimates under the loss given default method reflect the borrower’s liquidity position and our judgments about their risk of default and expected financial performance as of the balance sheet date.

The allowance for credit losses is reported as a valuation account on the balance sheet that is deducted from the note receivable’s amortized cost basis and is included in credit loss expense on note receivable in the Consolidated Statement of Operations. As of September 30, 2025, the balance of the note receivable, inclusive of capitalized interest at the stated rate of 8%, is $9.9 million. The carrying value of the note, net of the cumulative allowance for credit losses, is $2.6 million. We will update our assessment of expected credit loss each quarter and if the borrower’s financial condition worsens in the future, we could be required to record an additional allowance for credit loss. If any amount of the note is determined by the Company to be uncollectible due to the borrower’s failure to meet repayment terms or due to the borrower's deteriorating financial condition, the write-off amount, reduced by any previously recorded allowances, would also be recorded as a credit loss expense on note receivable. Alternatively, if the borrower’s financial condition improves, we could be required to reverse all or a portion of the previously recorded allowance for credit loss.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through September 30, 2025, our Board of Directors authorized an aggregate $610.0 million to purchase common stock under our stock repurchase program. During the quarter ended September 30, 2025, we purchased the following shares of our common stock under the stock repurchase program:

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total Number of	Average Price	Purchased as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
Period	(#)	($)	(#)	(In thousands)
July 1 - July 31	—	$—	—	$79,964
August 1 - August 31	—	$—	—	$79,964
September 1 - September 30	239,762	$10.41	239,762	$77,468
Total for the quarter	239,762		239,762

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 10, 2025