Form 10-K
period 2025-12-31
FORRESTER RESEARCH, INC.
filed 2026-03-13
CIK 1023313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2025, was approximately $114,000,000.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2026 was 19,176,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2026 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

FORRESTER RESEARCH, INC.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about changing stakeholder expectations, product development, possible acquisitions, future dividends, future share repurchases, future growth rates, operating income and cash from operations, future remittance of unremitted earnings, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, the anticipated impact of accounting standards, planned renovations of our Cambridge, Massachusetts office space and anticipated capital expenditures, any future impairment charges we may incur, and anticipated future declines in consulting revenue. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements are discussed below under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

General

Forrester Research, Inc. is a global independent research and advisory firm. We empower leaders in technology, customer experience, digital, marketing, sales, and product functions to accelerate growth through customer obsession. Forrester’s unique research and continuance guidance model helps executives and their teams achieve their initiatives and outcomes faster and with confidence.

Our common stock is listed on Nasdaq Global Select Market under the symbol "FORR".

Market Overview

We believe that market dynamics — from empowered customers and changing business-to-business buying behaviors to rapid advancements in AI — have fundamentally changed the business and technology landscape. These dynamics demand that leaders architect change rather than react to disruption.

In this era of continuous disruption, AI and public large language models ("LLMs") are increasingly positioned as decision support partners, despite lacking the accuracy, the human judgment, and the reliability needed to make confident business decisions. To win, serve, and retain customers in this environment, we believe that organizations and their leaders have an increasing need for trusted guidance and insights grounded in objective sources, and rigorous data and research analysis, to help them make confident decisions that put customer value first. We believe that Forrester is well positioned to address this need through its complementary combination of trusted human intelligence ("HI") and AI.

Forrester’s Strategy and Business Model

The foundation of our business model is our ability to help business and technology leaders and their teams tackle their most pressing priorities and drive growth through customer obsession. Forrester’s offerings are rooted in rigorous methodologies, extensive surveys, proprietary data, and trusted human insights. Our proprietary research, consulting, and events portfolio, combined with our generative AI capabilities, equip clients with trusted insights and advice to help them to go faster, to win, serve and retain customers, and to reduce risk and costs. This, in turn, creates a system to expand contract value (“CV”), which we view as our most significant business metric.

Generally speaking, we define CV products as those services that our clients use over a year’s time and that are renewable periodically, usually on an annual basis. Our CV products primarily consist of our subscription research products, while our non-CV businesses, consulting and events, play critical complementary roles in driving our CV growth.

With respect to our clients, multi-year CV product relationships enable us to help our clients formulate their vision for the future and then translate those plans into implementation and outcomes over time. For our investors, we believe that CV growth will result in predictable and profitable revenue streams.

Our business model is built on the premise that an increase in CV generates more cash which can then be invested in improving our go-to-market structure (activities including sales, product, and marketing) and creating CV products that clients renew year after year—repeating the cycle and driving the model forward. We refer to this model as our "CV growth engine" and to the difference in CV between two points in time as net contract value increase, or "NCVI."

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

Research

For more than 40 years, Forrester has been providing objective, independent and data-driven research insights utilizing both qualitative and quantitative data. We adhere to rigorous, unbiased research methodologies that are transparent and publicly accessible to ensure consistent research quality across markets, technologies, and geographies.

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

Our research is available to clients through our proprietary generative AI tool, Forrester AI, to provide immediate, trusted guidance. Our research services also include on-going support from, and time with, Forrester analysts who provide guidance on how to apply Forrester research insights, best practices, tools, frameworks and data to advance key business initiatives.

Consulting

Forrester Consulting helps clients implement customer obsessed strategies that drive growth. Our consulting business includes consulting projects, content marketing, and advisory services.

Events

We host multiple events across North America, Europe, and the Asia-Pacific region throughout the year. Forrester Events are thoughtfully designed and curated experiences to provide clients with insights and actionable advice to achieve accelerated business growth. Forrester Events focus on business imperatives of significant interest to clients, including business-to-business marketing, sales and product leadership, customer experience, security and risk, and technology and innovation. One of the primary purposes of our Events business is to help drive our CV growth, and we have found that clients that have attended one of our events renew their contracts with us at higher rates compared to those that have not attended an event. Additionally, we have found that prospects that attend our events become clients at higher rates than those that do not attend events.

Sales and Marketing

We believe we have a strong alignment across our sales, marketing and product functions.

We sell our products and services through our direct sales force across North America, Europe and the Asia Pacific region. Our sales organization is organized into groups based on industry, geography, and account potential. Our Hi-Tech groups focus on North American technology vendors, segmented into global, strategic, and mid-size companies, and our North American End User group focuses on companies in five industries, as well as federal, state and local U.S. government clients. Our European and Asia Pacific groups focus on both end user and vendor clients in their respective geographies. Our International Business Development group sells our products and services through independent sales representatives in select international locations. We also have teams focused on new business, revenue development, and event sales.

We employed 553 sales personnel as of December 31, 2025 compared to 580 sales personnel employed as of December 31, 2024.

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

As of December 31, 2025, our products and services were delivered to more than 1,700 client companies. No single client company accounted for more than 3% of our 2025 revenues.

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

We track contract value as a significant business indicator. Contract value is defined as the value attributable to all of our recurring research-related contracts. Contract value is calculated as the annualized value of all contracts in effect at a specific point in time, without regard to how much revenue has already been recognized. Contract value decreased 6% to $292.4 million at December 31, 2025 from $311.9 million at December 31, 2024.

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

Our principal direct competitors include other independent providers of research and advisory services, such as Gartner, as well as marketing agencies, general business consulting firms, and survey-based general market research firms. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies. We also face competition from free sources of information available on the Internet, such as Google and artificial intelligence services (including LLMs). Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into certain segments of our market, and new competitors could readily seek to compete against us in one or more of these market segments. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

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

Employees

Attracting, retaining, and developing the best and brightest talent around the globe is critical to the ongoing success of our company. As of December 31, 2025, we employed a total of 1,474 persons. Of these employees, 1,034 were in the United States and Canada; 224 in Europe, Middle East and Africa (“EMEA”); and 216 in the Asia Pacific region.

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

Demand for Our Consulting Services. Consulting revenues comprised 22% of our total revenues in 2025 and 23% of our total revenues in 2024. Consulting engagements generally are project-based and non-recurring. A decline in our ability to fulfill existing or generate new consulting engagements to replace expiring consulting agreements could have an adverse effect on our results of operations and financial condition.

Our Business May be Adversely Affected by the Economic Environment. Our business is in part dependent on technology spending and is impacted by economic conditions such as inflation, slowing growth, changes in interest rates, trade policies and tariffs, threat of recession and supply chain issues that may impact us and our customers. The economic environment may materially and adversely affect demand for our products and services. If conditions in the United States and the global economy were to lead to a decrease in technology spending, or in demand for our products and services, this could have an adverse effect on our results of operations and financial condition. Although we do not have any employees or material client relationships in Russia or Ukraine and only a limited presence in the Middle East, the conflicts between Russia and Ukraine, between Israel and Gaza, and between United States and Iran, may cause negative effects on both the United States and the global economy that could materially and adversely affect our business.

Our International Operations Expose Us to a Variety of Operational Risks which Could Negatively Impact Our Results of Operations. As of December 31, 2025, we have clients in approximately 68 countries and approximately 23% of our revenues come from international sales. Our operating results are subject to the risks inherent in international business activities, including general political and economic conditions in each country, challenges in staffing and managing foreign operations, changes in regulatory requirements, compliance with numerous foreign laws and regulations, differences between U.S. and foreign tax rates and laws, trade policies and tariffs, fluctuations in currency exchange rates, difficulty of enforcing client agreements, collecting accounts receivable and protecting intellectual property rights in international jurisdictions, and potential disruptions caused by foreign wars and conflicts. Furthermore, we rely on local independent sales representatives in some international locations. If any of these arrangements are terminated by our representatives or us, we may not be able to replace the arrangement on beneficial terms or on a timely basis, or clients sourced by the local sales representative may not want to continue to do business with us or our new representative.

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

The Use of Generative AI in our Business and by Our Clients and Competitors Could Negatively Affect our Business and Reputation. In October of 2023, we introduced Forrester AI (formerly Izola), a generative AI tool that allows our clients to query our research database. We are also in the process of implementing various other generative AI initiatives within our company. While we believe that generative AI technologies offer significant opportunities, they are rapidly evolving and the integration of generative AI technologies into our and our vendors’ systems (potentially without the vendor disclosing such use to us) poses novel risks that could result in negative consequences to our business, reputation and financial results. These risks include the potential for factual errors or inaccuracies, unintentional distribution of confidential information, ethical concerns, data privacy or security risks, customers not accepting our AI solution or the technologies we use in connection with our AI solution, and risks related to intellectual property rights. In addition, third parties may be able to use generative AI to compete with and reduce demand for our products and services or may load our proprietary research into large language models in violation of our terms of use, which could reduce the value of our services and our ability to protect our intellectual property.

Loss of Key Management. Our future success will depend in large part upon the continued services of a number of our key management employees. The loss of any one of them, in particular George F. Colony, our founder, Chairman of the Board and Chief Executive Officer, could adversely affect our business.

The Ability to Attract and Retain Qualified Professional Staff. Our future success will depend in large measure upon the continued contributions of our senior management team, research professionals, consultants, and experienced sales and marketing personnel. Thus, our future operating results will be largely dependent upon our ability to retain the services of these individuals and to attract additional professionals from a limited pool of qualified candidates. This need is accentuated by actions we have taken to reduce our overall employee population, as announced in January and May 2023, February 2024, January 2025, and February 2026. Our future success will also depend in part upon the effectiveness of our sales leadership in hiring and retaining sales personnel and in improving sales productivity. We experience competition in hiring and retaining professionals from developers of Internet and emerging-technology products, other research firms, management consulting firms, print and electronic publishing companies, and financial services companies, many of which have substantially greater ability, either through cash or equity, to attract and compensate professionals. If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

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

Our Business With the U.S. Government is Subject to Government Contracting Risks. Our business with government agencies, including sales to prime contractors that supply these agencies, is subject to government contracting risks. U.S. government contracts are subject to the approval of appropriations by the U.S. Congress to fund the agencies contracting for our services and are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. In addition, if we were charged with wrongdoing with respect to a U.S. government contract, the U.S. government could suspend us from bidding on or receiving awards of new government contracts pending the completion of legal proceedings, and if we are found liable, it could subject us to fines, penalties, repayments and treble and other damages, and/or debarment from bidding on or receiving new awards of U.S. government contracts. Should appropriations for the various agencies that contract with us be curtailed, or should our government contracts be terminated for convenience or otherwise, we may experience a significant loss of revenues.

We Have Outstanding Debt Which Could Materially Restrict our Business and Adversely Affect our Financial Condition, Liquidity, and Results of Operations. As of December 31, 2025, we had outstanding debt of $35.0 million under our revolving credit facility. On March 12, 2026, we executed a third amendment of our credit facility that, among other changes, extended the maturity date from December 2026 to March 2029 (refer to Note 5 – Debt and Note 17 – Subsequent Event in the Notes to Consolidated Financial Statements for further information). The obligations incurred under this Facility could impair our future financial condition and operating results. In addition, the affirmative, negative, and financial covenants of the Facility could limit our future financial flexibility. A failure to comply with these covenants could result in acceleration of all amounts outstanding, which could materially impact our financial condition unless accommodations could be negotiated with our lenders. No assurance can be given that we would be successful in doing so, or that any accommodations that we were able to negotiate would be on terms as favorable as those currently. The outstanding debt may limit the amount of cash or additional credit available to us, which could restrain our ability to expand or enhance products and services, respond to competitive pressures or pursue future business opportunities requiring substantial investments of additional capital.

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

As a result, our operating results in future quarters may be below the expectations of securities analysts and investors, which could have an adverse effect on the market price for our common stock. Factors such as announcements of new products, services, acquisitions or strategic alliances by us, our competitors, or in the research and professional services industries generally, may have a significant impact on the market price of our common stock. The market price for our common stock may also be affected by movements in prices of stocks in general.

We have recently recorded substantial impairment charges. Any future impairments of our assets could negatively impact our results of operations. We test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment test is also required for other long-lived assets if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of such long-lived assets may not be recoverable could be a significant decline in our stock price for a sustained period; significant negative industry or economic trends; our overall financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant entity-specific events including changes in management, key personnel, strategy, or customers; and other events affecting our reporting units. During the three months ended March 31, 2025, we recorded an impairment of goodwill in the amount of $83.9 million related to our Research reporting unit as a result of a triggering event arising from a sustained decline in our share price and our overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025. We performed our annual impairment test as of November 30, 2025 utilizing a quantitative assessment to determine if the fair values of each of our reporting units was less than their respective carrying values. We determined goodwill was impaired for our Research reporting unit and recorded an additional goodwill impairment charge of $26.8 million during the three months ended December 31, 2025. Any future impairment of goodwill or other long-lived assets could have a negative impact on our profitability and financial results.

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

Privacy and Other Laws. Privacy laws and regulations, and the interpretation and application of these laws and regulations, in the U.S, Europe and other countries around the world where we conduct business are sometimes inconsistent and frequently changing. This includes, but is not limited to, the European Union General Data Protection Regulation (GDPR), the California Consumer Privacy Act (as amended by the California Privacy Rights Act (the "CCPA")) and other similar laws in a number of U.S. states which require, among other things, covered companies to provide disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers ways to make requests about their personal information, including requests to delete their personal information, to know what information a company has about the consumer, and to opt-out of certain sales, transfers, or sharing of personal information. Some U.S. state data privacy laws, including the CCPA, also provide consumers with additional causes of action. In 2023, Europe finalized the first-ever comprehensive legal framework for governance of the development and use of artificial intelligence, the European Union Artificial Intelligence Act, with rolling effective dates that began in 2025. Many jurisdictions in the U.S. are considering or have passed laws governing the development or use of Artificial Intelligence. Similarly, Europe has enacted laws governing cyber resilience, and we expect more laws will be considered and passed on this issue. Compliance with these laws, or changing interpretations and application of these laws, could cause us to incur substantial costs or require us to take action in a manner that would be adverse to our business.

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

With respect to management, our CTO, who reports directly to our chief executive officer, has over 13 years of experience with our company, including more than 7 years serving in technology-based leadership roles. Our VP, Infrastructure, Operations & Security, who reports directly to the CTO, serves as our ISO and has extensive cybersecurity experience gained from over 20 years serving in security-related roles for the company. Our ISO, together with our technology management security team, is responsible for developing, maintaining and enhancing systems and processes necessary to protect confidential information from loss, theft, and unauthorized access or use. This team also monitors the systems and networks to detect unauthorized activity or access, responding to any such unauthorized attempts to mitigate loss or to ensure the cessation of all unauthorized access to data. If an incident is identified, this team reports such events to the CTO, who will then, as appropriate, advise the chief executive officer, chief legal officer and other management, as well as others, potentially including law enforcement or clients. We have also established a Risk Committee consisting of members of our finance, legal and technology management departments whose duties include assessing the materiality of any identified incidents to help ensure compliance with the SEC's cybersecurity incident disclosure rules.

Item 2. Properties

Our corporate headquarters building is comprised of approximately 190,000 square feet of office space in Cambridge, Massachusetts, substantially all of which is currently occupied by the Company. This facility accommodates research, marketing, sales, consulting, technology, and operations personnel. On April 11, 2025, we entered into a third amendment of our lease, and a new lease, for our principal headquarters located in Cambridge, Massachusetts. The effect of these agreements was to early terminate the original lease with respect to the first, second and third floors of the facility by the end of the second quarter of 2026, while also extending the lease term with respect to the fourth, fifth and six floors of the facility through June 30, 2039.

We also rent office space in New York City, Norwalk (CT), London, New Delhi, and Sydney. In addition, we lease office space on a relatively short-term basis in various other locations in North America, Europe, and Asia.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “FORR”. We did not declare or pay any dividends during the years ended December 31, 2024 and 2025. The actual declaration of any potential future dividends, and the establishment of the per share amount and payment dates for any such future dividends, are subject to the discretion of the Board of Directors.

As of March 6, 2026 there were approximately 26 stockholders of record of our common stock. On March 6, 2026 the closing price of our common stock was $6.46 per share.

As of December 31, 2025, our Board of Directors has authorized an aggregate $610.0 million to purchase common stock under the company’s stock repurchase program. As of December 31, 2025, we had repurchased approximately 18.2 million shares of common stock at an aggregate cost of $532.5 million.

During the quarter ended December 31, 2025, we did not purchase any shares of our common stock under the stock repurchase program.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on our equity compensation plans.

The following graph contains the cumulative stockholder return on our common stock during the period from December 31, 2020 through December 31, 2025 with the cumulative return during the same period for the Russell 2000 and the S&P 600 Small Cap Information Technology Index, and assumes that the dividends, if any, were reinvested.

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

Our key metrics focus on our contract value ("CV") products. We are focusing on CV products as these products are our most profitable products and historically our contracts for CV products have renewed at high rates (as measured by our client retention and wallet retention metrics). Our CV products make up essentially all of our research revenues, and research revenues as a percentage of total revenues increased from approximately 73% in 2024 to approximately 75% in 2025.

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV and wallet retention at the planned 2026 foreign currency rates. We have included the recast metrics below for the period ended December 31, 2024, and we have also provided recast metrics dating back to the fourth quarter of 2023 on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	December 31,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Contract value	$292.4	$311.9	$(19.5)	(6%)
Client retention	77%	73%	4 points
Wallet retention	87%	89%	(2) points
Number of clients	1,797	1,942	(145)	(7%)

Contract value during 2025 decreased by 6% compared to 2024 due to wallet retention being at 87% for the period (representing retention and enrichment of the prior year CV base) and new client acquisition not fully offsetting the net retention loss. Client retention increased by 4 percentage points compared to the prior year period, and increased by 3 percentage points compared to the prior quarter. We attribute the increase in client retention to our ongoing retention initiatives and to the launch of our AI Access product in the third quarter of 2025. Wallet retention decreased by 2 percentage points compared to the prior year period, however it increased by 1 percentage point compared to the prior quarter. The decline in wallet retention compared to the prior year period was primarily due to lower enrichment of contracts as they renewed during the current year period.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to, those related to our revenue recognition, credit loss on note receivable, and goodwill. Management bases its estimates on historical experience, data available at the time the estimates are made, and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting estimates to be those that require the most subjective judgment or that involve uncertainty that could have a material impact on our financial statements. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

•
Revenue Recognition. We generate revenues from subscriptions to our Research products and services, subscriptions to, and individual licenses of, electronic reprints of our Research, performing consulting projects and advisory services, and hosting events. We execute contracts that govern the terms and conditions of each arrangement. Revenues are recognized when an approved contract with a customer exists, the fees, payment terms, and rights regarding the products or services to be transferred can be identified, it is probable we will collect substantially all of the consideration for the products and services expected to be provided, and we have transferred control of the products and services to the customer. We continually evaluate customers’ ability and intention to pay by reviewing factors including the customer’s payment history, our ability to mitigate credit risk, and experience selling to similarly situated customers. Although write-offs of customer receivables have not been significant during the last three years ($0.2 million during 2025 and $0.7 million during both 2024 and 2023), if our customers' financial condition were to deteriorate unexpectedly, we could experience a significant increase in our expense.

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

•
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

The allowance for credit losses is reported as a valuation account on the balance sheet that is deducted from the note receivable’s amortized cost basis and is included in credit loss expense on note receivable in the Consolidated Statement of Operations. As of December 31, 2025, the balance of the note receivable, inclusive of capitalized interest at the stated rate of 8%, is $9.9 million. The carrying value of the note, net of the cumulative allowance for credit losses, is $2.6 million. We will update our assessment of expected credit loss each quarter and if the borrower’s financial condition worsens in the future, we could be required to record an additional allowance for credit loss. If any amount of the note is determined by us to be uncollectible due to the borrower’s failure to meet repayment terms or due to the borrower's deteriorating financial condition, the write-off amount, reduced by any previously recorded allowances, would also be recorded as a credit loss expense on note receivable. Alternatively, if the borrower’s financial condition improves, we could be required to reverse all or a portion of the previously recorded allowance for credit loss.

•
Goodwill. As of December 31, 2025, we had $120.4 million of goodwill recorded in our Consolidated Balance Sheets.

When acquiring a business, as of the acquisition date, we determine the estimated fair values of the assets acquired and liabilities assumed, which may include a significant amount of goodwill. Goodwill is required to be assessed for impairment at least annually or whenever events or circumstances indicate that there may be an impairment. An impairment assessment requires evaluating the potential impairment at the reporting unit level using either a qualitative assessment, to determine if it is more likely than not that the fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. Judgment is required in determining the use of a qualitative or quantitative assessment, as well as in determining each reporting unit’s estimated fair value as it requires us to make estimates of market conditions and operational performance, including forecasted revenues and operating expenses, terminal rate, discount rate, market participant acquisition premium, and valuation earnings multiples.

As a result of the substantial and sustained decline in our stock price and our overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025, it was determined that a triggering event occurred, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of goodwill as of March 31, 2025 for the two reporting units (Research and Consulting) that have goodwill. We estimated the implied fair value of our reporting units using an equal weighting of an income approach and market approach. As a result of the quantitative impairment test, we determined goodwill was impaired for our Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the period ended March 31, 2025, which is not deductible for tax purposes.

We performed our annual impairment test as of November 30, 2025 utilizing a quantitative assessment to determine if the fair values of our Research and Consulting reporting units was less than their respective carrying values. We determined goodwill was impaired for our Research reporting unit and recorded an additional goodwill impairment charge of $26.8 million during the three months ended December 31, 2025, which is not deductible for tax purposes. The additional impairment charge recorded in the fourth quarter of 2025 was primarily due to the decrease in our stock price as of November 30, 2025.

Subsequent to December 31, 2025, we have observed a continued decline in the price of our stock. If our stock price remains at the current level, and after considering other qualitative factors, there may be a triggering event indicating goodwill may be impaired in our Research reporting unit. Accordingly, management may need to perform a quantitative impairment test during our interim period ended March 31, 2026. Any resulting impairment loss could have a material adverse impact on our results of operations.

Results of Operations for the years ended December 31, 2025 and 2024

The following table sets forth our Consolidated Statements of Operations as a percentage of total revenues for the years noted.

	Years Ended
	December 31,
	2025	2024
Revenues:
Research revenues	74.5%	73.2%
Consulting revenues	22.2	22.5
Events revenues	3.3	4.3
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	43.0	42.2
Selling and marketing	37.7	36.9
General and administrative	13.3	13.6
Depreciation	1.5	1.8
Amortization of intangible assets	2.2	2.2
Goodwill impairment	27.8	—
Restructuring costs	3.0	2.7
Loss from sale of divested operation	—	0.4
Income (loss) from operations	(28.5)	0.2
Interest expense	(0.7)	(0.7)
Other income, net	0.9	0.9
Credit loss expense on note receivable	(1.8)	—
Gains on investments, net	—	0.2
Income (loss) before income taxes	(30.1)	0.6
Income tax expense	—	1.9
Net loss	(30.1%)	(1.3%)

2025 compared to 2024

Revenues

			Absolute	Percentage
			Increase	Increase
	2025	2024	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$396.9	$432.5	$(35.6)	(8%)
Research revenues	$295.6	$316.7	$(21.1)	(7%)
Consulting revenues	$88.2	$97.3	$(9.1)	(9%)
Events revenues	$13.1	$18.5	$(5.4)	(29%)

Research revenues are recognized primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 7% during 2025 compared to 2024 primarily due to the decrease in CV, as discussed above, and the divestiture of the FeedbackNow product line in the third quarter of 2024, which resulted in an approximate 1% decline in revenue. From a product perspective, the decrease in revenues was primarily due to a decline in revenue from subscriptions to our research and to the effect of the divestiture of the FeedbackNow product line, partially offset by an increase in reprint revenue. Revenue from subscription products, including our subscription reprint product that was launched in the third quarter of 2024, declined 4% primarily due to a decline from our heritage research products being only partially offset by revenue growth from our Forrester Decisions and subscription reprint products.

Consulting revenues decreased 9% during 2025 compared to 2024. The decrease in revenues was due to a decrease in delivery of consulting services due to lower client bookings. In February 2026, we announced that we would discontinue selling strategy consulting engagements and would fulfill our backlog of strategy consulting engagements during 2026. Our ongoing consulting business will consist of content marketing consulting and advisory. We anticipate that, on a year over year basis, our 2026 consulting revenues will decline in the low 20 percent range due primarily to the cessation of strategy consulting in 2026.

Events revenues decreased 29% during 2025 compared to 2024. The decrease in revenues was primarily due to a decrease in sponsorship revenues.

Refer to the “Segment Results” section below for a discussion of revenue and expenses by segment.

Cost of Services and Fulfillment

			Absolute	Percentage
			Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$170.7	$182.5	$(11.8)	(6%)
Cost of services and fulfillment as a percentage of total revenues	43%	42%	1 point
Service and fulfillment employees (at end of period)	643	680	(37)	(5%)

Cost of services and fulfillment expenses decreased 6% in 2025 compared to 2024. The decrease was primarily due to (1) a $5.9 million decrease in compensation and benefit costs due to a decrease in headcount, partially offset by an increase in incentive bonus costs, (2) a $3.6 million decrease in professional services costs primarily due to a decrease in billable fees (related to delivery of consulting projects), consulting fees, and the effect of the divestiture of the FeedbackNow product line, partially offset by an increase in contractor costs, (3) a $1.7 million decrease in facilities costs primarily due to a decrease in lease expense, and (4) a $0.6 million decrease in software costs.

Selling and Marketing

			Absolute	Percentage
			Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$149.5	$159.6	$(10.1)	(6%)
Selling and marketing expenses as a percentage of total revenues	38%	37%	1 point
Selling and marketing employees (at end of period)	607	638	(31)	(5%)

Selling and marketing expenses decreased 6% in 2025 compared to 2024. The decrease was primarily due to (1) a $7.2 million decrease in compensation and benefit costs due to a decrease in headcount and commissions expense, (2) a $1.3 million decrease in stock compensation expense, (3) a $1.2 million decrease in professional services costs primarily due to a decrease in consulting fees, and (4) a $1.1 million decrease in facilities costs primarily due to a decrease in lease expense. These decreases were partially offset by a $1.2 million increase in travel and entertainment expenses.

General and Administrative

			Absolute	Percentage
			Increase	Increase
	2025	2024	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$52.7	$58.8	$(6.2)	(10%)
General and administrative expenses as a percentage of total revenues	13%	14%	(1) point
General and administrative employees (at end of period)	224	253	(29)	(11%)

General and administrative expenses decreased 10% in 2025 compared to 2024. The decrease was primarily due to (1) a $4.2 million decrease in compensation and benefit costs due to a decrease in headcount, (2) a $0.7 million decrease in software costs, (3) a $0.6 million decrease in facilities costs primarily due to a decrease in lease expense, and (4) a $0.5 million decrease in non-income taxes.

Depreciation

Depreciation expense decreased by $1.5 million in 2025 compared to 2024 primarily due to certain software assets becoming fully depreciated.

Amortization of Intangible Assets

Amortization expense decreased by $0.9 million in 2025 compared to 2024 primarily due to a decrease in the amortization of a trademark intangible asset and due to the divestiture of the FeedbackNow product line. We expect amortization expense related to our intangible assets to be approximately $8.3 million for the year ending December 31, 2026.

Goodwill Impairment

As a result of the substantial and sustained decline in our stock price and our overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025, it was determined that a triggering event occurred, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of goodwill as of March 31, 2025 for the two reporting units (Research and Consulting) that have goodwill. As a result of the quantitative impairment test, we determined goodwill was impaired for our Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the period ended March 31, 2025, which is not deductible for tax purposes.

We performed our annual impairment test as of November 30, 2025 utilizing a quantitative assessment to determine if the fair values of our Research and Consulting reporting units was less than their respective carrying values. We determined goodwill was impaired for our Research reporting unit and recorded an additional goodwill impairment charge of $26.8 million during the three months ended December 31, 2025, which is not deductible for tax purposes. The additional impairment charge was primarily due to the decrease in our stock price as of November 30, 2025.

We estimated the implied fair value of our reporting units using both an income approach and market approach. The income approach was based upon projected future cash flows that were discounted to present value. The key underlying assumptions included forecasted revenues, operating expenses, terminal rate, as well as an applicable discount rate for each reporting unit. The key assumptions in the market approach were the earnings multiple and market participant acquisition premium. Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that we deemed to be reasonable. Changes in the estimates or assumptions used in the quantitative impairment test could materially affect the determination of fair value of our reporting units and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, lower than expected bookings growth, increases in costs, and other macroeconomic factors.

We concluded that a triggering event did not occur as of June 30, 2025, September 30, 2025, and December 31, 2025 and as such, a quantitative impairment test of goodwill was not required during these periods. We will continue to monitor relevant facts and circumstances, including future changes in our stock price. We may be required to record additional goodwill impairment charges. While we cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on our results of operations and financial condition.

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

In January 2025, we implemented a reduction in our workforce of approximately 6% across various geographies and functions to better align our cost structure with the revenue outlook for the year. We recorded $4.2 million of severance and related costs for this action during the fourth quarter of 2024 and $1.8 million during 2025. Essentially all of the severance and related costs for this plan were paid during 2025.

In February 2026, we implemented a reduction in our workforce of approximately 8% across various geographies and functions to better align our cost structure with our revenue outlook for 2026. Approximately $8.8 million of severance and related costs for this action were recorded during the fourth quarter of 2025. In addition, we incurred approximately $1.1 million for contract termination costs during the fourth quarter of 2025. We expect to incur an additional $3.5 million to $4.0 million of costs during 2026 related to this action. We expect a majority of the severance and related costs for this plan to be paid during 2026.

Loss From Sale of Divested Operation

Loss from sale of divested operation of $1.8 million was attributable to the sale of our FeedbackNow product line during the third quarter of 2024.

Interest Expense

Interest expense consists of interest on our borrowings. The fluctuation for interest expense was immaterial in 2025 compared to 2024.

Other Income, Net

Other income, net primarily consists of interest income, gains and losses on foreign currency, and gains and losses on foreign currency forward contracts. The fluctuation for other income, net was immaterial in 2025 compared to 2024.

Credit Loss Expense on Note Receivable

Credit loss expense on note receivable consists of an allowance for credit losses on a note receivable from the divestiture of our FeedbackNow product line during the third quarter of 2024.

Gains on Investments, Net

Gains on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. Gain on investments, net decreased by $0.8 million in 2025 compared to 2024 due to a decrease in investment gains generated by the underlying funds.

Income Tax Expense (Benefit)

			Absolute	Percentage
			Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Provision for (benefit from) income taxes (dollars in millions)	$—	$8.4	$(8.4)	(100%)
Effective tax rate	—	318%	(318) points

The significant items impacting the effective tax rate during 2025 as compared to 2024 are primarily the goodwill impairment charges in 2025, which are not deductible for tax purposes, in addition to transactions in 2024 that increased our tax expense and effective tax rate, including the divestiture of the FeedbackNow product line, foreign withholding taxes due to the dissolution of a foreign subsidiary, and a valuation allowance recorded against non-realizable state NOL carryforwards due to the dissolution of a domestic subsidiary.

Segment Results

We operate in three segments: Research, Consulting, and Events. These segments, which are also our reportable segments, are based on our management structure and how management uses financial information to evaluate performance and determine how to allocate resources. Our products and services are delivered through each segment as described below.

The Research segment includes the revenues from all of our research products as well as consulting revenues from advisory services (such as speeches and advisory days) delivered by our research organization. Research segment costs include the cost of the organizations responsible for developing and delivering these products in addition to the cost of the product management organization that is responsible for product pricing and packaging and the launch of new products. As of January 1, 2025, we realigned our citations team costs such that these costs are now reported as a direct expense of the Research segment in the tables below. Prior period amounts have been recast to conform to the current presentation.

The Consulting segment includes the revenues and the related costs of our project consulting organization. The project consulting organization delivers a majority of our project consulting revenue. As of January 1, 2025, we realigned our content marketing partner costs such that these costs are now reported as a direct expense of the Consulting segment in the tables below. Prior period amounts have been recast to conform to the current presentation.

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting our events.

We evaluate reportable segment performance and allocate resources based on segment operating income (loss). Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, goodwill impairment, restructuring costs, loss from sale of divested operation, interest expense, credit loss expense on note receivable, other income, and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements. We do not review or evaluate assets as part of segment performance. Accordingly, we do not identify or allocate assets by reportable segment.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2025	(In thousands, except percentages)
Research revenues	$295,607	$—	$—	$295,607
Consulting revenues	21,963	66,229	—	88,192
Events revenues	—	—	13,089	13,089
Total segment revenues	317,570	66,229	13,089	396,888
Segment expenses	(103,261)	(38,409)	(18,829)	(160,499)
Segment operating income (loss)	214,309	27,820	(5,740)	236,389
Year over year revenue change	(6%)	(13%)	(29%)	(8%)
Year over year expense change	(11%)	(5%)	(2%)	(9%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2024	(In thousands)
Research revenues	$316,739	$—	$—	$316,739
Consulting revenues	21,095	76,159	—	97,254
Events revenues	—	—	18,477	18,477
Total segment revenues	337,834	76,159	18,477	432,470
Segment expenses	(116,024)	(40,513)	(19,250)	(175,787)
Segment operating income (loss)	221,810	35,646	(773)	256,683

Research segment revenues decreased 6% during 2025 compared to 2024. Research product revenues within this segment decreased 7% primarily due to the decrease in CV, as discussed above, as well as the divestiture of the FeedbackNow product line in the third quarter of 2024, partially offset by an increase in reprint revenue. Consulting product revenues within this segment increased 4% primarily due to increased delivery of consulting services by our research analysts.

Research segment expenses decreased 11% during 2025 compared to 2024. The decrease in expenses was primarily due to (1) a $8.5 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $3.6 million decrease in professional services due to a decrease in consulting fees and the effect of the divestiture of the FeedbackNow product line, partially offset by an increase in contractor costs.

Consulting segment revenues decreased 13% during 2025 compared to 2024. The decrease in revenues was due to a decrease in delivery of consulting services due to lower client bookings.

Consulting segment expenses decreased 5% during 2025 compared to 2024. The decrease in expenses was primarily due to (1) a $2.0 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $1.9 million decrease in billable fees related to delivery of consulting engagements. These decreases were partially offset by a $1.7 million increase in professional services due primarily to an increase in contractor costs.

Event segment revenues decreased 29% during 2025 compared to 2024. The decrease in revenues was primarily due to a decrease in sponsorship revenues.

Event segment expenses were consistent during 2025 compared to 2024.

A detailed description and analysis of the fiscal year 2024 versus 2023 year-over-year changes can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted 75% of our revenues during 2025, are generally renewable and are typically payable in advance. We generated cash from operating activities of $21.1 million during the year ended December 31, 2025 and used cash in operating activities of $3.9 million during the year ended December 31, 2024. The $25.0 million increase in cash from operations during 2025 was primarily due to a $27.6 million decrease in cash used for accrued expenses during 2025 resulting primarily from 1) a decrease in the payment of year end incentive compensation during 2025 as compared to the prior year period, 2) a decrease in the payment for wages accrued at the prior year end due to the timing of wage payments, and 3) the payment of a legal settlement during 2024 that did not recur in 2025.

During 2025, we used cash in investing activities of $14.1 million primarily from $12.7 million of net purchases of marketable investments and $3.0 million of purchases of property and equipment, primarily consisting of computer software, partially offset by a $1.4 million distribution received from an equity method investment. During 2024, we generated cash from investing activities of $5.0 million primarily from $6.0 million of proceeds from the sale of the FeedbackNow product line and $2.5 million of net maturities and sales of marketable investments, partially offset by $3.4 million of purchases of property and equipment, primarily consisting of computer software.

On April 11, 2025, we entered into a third amendment of our lease, and a new lease, for our principal headquarters located in Cambridge, Massachusetts. The effect of these agreements was to early terminate the original lease with respect to the first, second and third floors of the facility by the end of the second quarter of 2026, while also extending the lease term with respect to the fourth, fifth and six floors of the facility through June 30, 2039. As a result of reducing the number of floors that we will occupy, we intend to renovate floors four to six and currently expect to incur capital expenditures of approximately $28.0 million during the first half of 2026. Under the terms of the lease agreement, the landlord is providing a tenant improvement allowance of $17.2 million which is expected to be received in the first half of 2026. Future cash receipts for the tenant improvement allowance will be classified as operating cash flows in the Consolidated Statement of Cash Flows.

During 2025, we used $2.6 million of cash from financing activities primarily from $2.5 million for purchases of our common stock and $1.3 million of taxes paid related to net share settlements of restricted stock units, partially offset by $1.3 million of net proceeds from the issuance of common stock under our stock-based incentive plans. During 2024, we used $16.1 million of cash from financing activities primarily from $15.9 million for purchases of our common stock and $2.6 million of taxes paid related to net share settlements of restricted stock units, partially offset by $2.4 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of December 31, 2025, our remaining stock repurchase authorization was approximately $77.5 million.

We have a credit facility that provides us with revolving credit commitments. The amount outstanding under the credit facility was $35.0 million at December 31, 2025 and the facility was set to expire in December of 2026. On March 12, 2026, we executed a third amendment of the credit facility in order to extend its maturity period and to reduce the size of the facility in order to decrease ongoing costs of the facility. The key terms of the amendment include (a) an extension of the maturity date from December 2026 until March 2029, (b) a reduction in the facility from $150.0 million to $50.0 million, (c) a reduction in the amount that the we are permitted, subject to approval by the administrative agent, to increase commitments under the facility from $50.0 million to $15.0 million, and (d) the addition of a minimum liquidity covenant.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, maximum annual capital expenditures, and with the execution of the third amendment of the credit facility, a minimum liquidity amount. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of December 31, 2025 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 6 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 14 years. Remaining lease payments within one year, within two to three years, within four to five years, and after five years from December 31, 2025 are $7.6 million, $14.8 million, $13.2 million, and $37.7 million, respectively.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments. See Note 15 – Certain Balance Sheet Accounts in the Notes to Consolidated Financial Statements for more information on our payables and liabilities.

As of December 31, 2025, we had cash, cash equivalents, and marketable investments of $127.7 million. This balance includes $87.8 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

As of December 31, 2025, we did not have any significant unrecognized tax benefits for uncertain tax positions.

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

Foreign Currency Exchange. On a global level, we face exposure to movements in foreign currency exchange rates as we enter into normal business transactions that may be in currencies other than the local currency of our subsidiaries, including the Euro, British Pound, and other foreign currencies. During 2025, we entered into several foreign currency forward contracts to mitigate the effects of adverse fluctuations in foreign currency exchange rates and we may continue to enter into hedging agreements in the future. In addition, transactions and account balances between our U.S. and foreign subsidiaries expose us to currency exchange risk. This exposure may change over time as business practices evolve and could have a material adverse effect on our results of operations.

We incurred foreign currency exchange losses of $0.7 million, $0.8 million, and $0.3 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Interest Rate Risk. As of December 31, 2025, we had $35.0 million in total debt principal outstanding. See Note 5 — Debt in the Notes to Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

All of our debt outstanding as of December 31, 2025 was based on a floating base rate of interest, which exposes us to increases in interest rates. As an indication of our potential exposure to changes in interest rates, a hypothetical 25 basis point increase or decrease in interest rates on our debt could change our annual pretax interest expense for the following 12-month period by approximately $0.1 million.

The primary objective of our investment activities is to preserve principal and maintain liquidity while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable investments in a variety of securities during the course of the year, which may include U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds. The securities, other than U.S. money market funds, are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We have the ability to hold our fixed income investments until maturity (without giving effect to any future acquisitions or mergers). Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our securities portfolio. In addition, given the short maturities and investment grade quality of the portfolio holdings at December 31, 2025, a hypothetical 10% change in interest rates would not materially affect the fair value of our cash equivalents and investments.

The following table provides information about our investment portfolio, excluding our money market funds, for which all of the securities are denominated in U.S. dollars. For investment securities, the table presents principal cash flows and related weighted-average interest rates by maturity date (dollars in thousands):

	Years Ended December 31,
	2026	2027	2028
Corporate obligations	$8,060	$4,802	$3,860
Weighted average interest rates	4.14%	4.10%	4.16%

Item 8. Consolidated Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this 2025 Annual Report on Form 10-K.

FORRESTER RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Forrester Research, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Forrester Research, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Identification of Performance Obligations

As described in Note 1 to the consolidated financial statements, the Company generates all of its revenues from contracts with customers, which totaled $396.9 million for the year ended December 31, 2025. Performance obligations within a contract are identified based on the products and services promised to be transferred in the contract. When a contract includes more than one promised product or service, management must apply judgment to determine whether the promises represent multiple performance obligations or a single, combined performance obligation. This evaluation requires management to determine if the promises are both capable of being distinct, where the customer can benefit from the product or service on its own or together with other resources readily available, and are distinct within the context of the contract, where the transfer of products or services is separately identifiable from other promises in the contract. When both criteria are met, each promised product or service is accounted for as a separate performance obligation.

The principal considerations for our determination that performing procedures relating to revenue recognition – identification of performance obligations is a critical audit matter is a high degree of auditor effort in performing procedures and evaluating audit evidence related to management’s identification of the performance obligations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the identification of performance obligations. These procedures also included, among others, testing management’s process for identifying performance obligations within its contracts with customers and the revenue recognition impact of contractual terms and conditions for a sample of contracts.

Interim and Annual Goodwill Impairment Assessments – Research Reporting Unit

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s goodwill balance was $120.4 million as of December 31, 2025, and the goodwill associated with the Research reporting unit was $112.1 million. Goodwill is tested by management for impairment at the reporting unit level annually as of November 30. Testing for impairment is also required on an interim basis if an event or circumstance indicates it is more likely than not an impairment loss has been incurred. During the first quarter of 2025, management determined a triggering event occurred, indicating goodwill may be impaired. Accordingly, management conducted a quantitative impairment test of goodwill as of March 31, 2025 for the two reporting units that have goodwill (Research and Consulting). As a result of the quantitative impairment test performed, management determined goodwill was impaired for its Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the period ended March 31, 2025. Management performed the annual goodwill impairment test as of November 30, 2025 for its Research and Consulting reporting units, which resulted in an additional impairment charge of $26.8 million for its Research reporting unit. A quantitative impairment test involves comparing the fair value of a reporting unit to its carrying value. The fair value of the Research reporting unit was estimated by management using an equal weighting of an income approach and market approach. The income approach was based upon projected future cash flows that were discounted to present value. The key assumptions used in the income approach were forecasted revenues, operating expenses, terminal rate, and discount rate, and the key assumptions used in the market approach were the earnings multiple and the market participant acquisition premium.

The principal considerations for our determination that performing procedures relating to the interim and annual goodwill impairment assessments of the Research reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Research reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, operating expenses, terminal rate, and discount rate used in the income approach and the earnings multiple and market participant acquisition premium used in the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim and annual goodwill impairment assessments, including controls over the fair value estimates of the Research reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the

Research reporting unit; (ii) evaluating the appropriateness of the income approach and market approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach and market approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, operating expenses, terminal rate, and discount rate used in the income approach and the earnings multiple and market participant acquisition premium used in the market approach. Evaluating management’s assumptions related to forecasted revenues and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Research reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and the market approach and (ii) the reasonableness of the terminal rate and discount rate assumptions used in the income approach and the earnings multiple and market participant acquisition premium assumptions used in the market approach.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 13, 2026

We have served as the Company’s auditor since 2010.

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$63,335	$56,087
Marketable investments	64,321	48,582
Accounts receivable, net of allowance for expected credit losses of $360 and $434 as of December 31, 2025 and 2024, respectively	50,850	55,490
Deferred commissions	22,060	22,942
Prepaid expenses and other current assets	12,119	18,263
Total current assets	212,685	201,364
Property and equipment, net	11,217	11,699
Operating lease right-of-use assets	30,662	27,049
Goodwill	120,381	227,959
Intangible assets, net	18,730	27,475
Other assets	10,359	8,316
Total assets	$404,034	$503,862
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$832	$965
Accrued expenses and other current liabilities	62,418	57,602
Current portion of long-term debt	35,000	—
Deferred revenue	141,812	145,404
Total current liabilities	240,062	203,971
Long-term debt	—	35,000
Non-current operating lease liabilities	29,512	24,809
Other non-current liabilities	7,935	10,545
Total liabilities	277,509	274,325
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 25,535 and 25,119 shares as of December 31, 2025 and 2024, respectively
Outstanding - 19,013 and 18,838 shares as of December 31, 2025 and 2024, respectively	255	251
Additional paid-in capital	304,404	292,217
Retained earnings	52,574	171,934
Treasury stock - 6,522 and 6,282 shares as of December 31, 2025 and 2024, respectively	(229,615)	(227,119)
Accumulated other comprehensive loss	(1,093)	(7,746)
Total stockholders’ equity	126,525	229,537
Total liabilities and stockholders’ equity	$404,034	$503,862

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Research	$295,607	$316,739	$334,396
Consulting	88,192	97,254	118,228
Events	13,089	18,477	28,155
Total revenues	396,888	432,470	480,779
Operating expenses:
Cost of services and fulfillment	170,717	182,534	204,484
Selling and marketing	149,479	159,621	167,352
General and administrative	52,664	58,818	68,497
Depreciation	6,025	7,561	8,452
Amortization of intangible assets	8,745	9,648	11,956
Goodwill impairment	110,707	—	—
Restructuring costs	11,724	11,773	13,272
Loss from sale of divested operation	—	1,775	—
Total operating expenses	510,061	431,730	474,013
Income (loss) from operations	(113,173)	740	6,766
Interest expense	(2,680)	(3,011)	(3,060)
Other income, net	3,752	4,094	2,371
Credit loss expense on note receivable	(7,310)	—	—
Gains on investments, net	2	814	208
Income (loss) before income taxes	(119,409)	2,637	6,285
Income tax expense (benefit)	(49)	8,384	3,235
Net income (loss)	$(119,360)	$(5,747)	$3,050
Basic income (loss) per common share	$(6.28)	$(0.30)	$0.16
Diluted income (loss) per common share	$(6.28)	$(0.30)	$0.16
Basic weighted average common shares outstanding	19,017	19,094	19,183
Diluted weighted average common shares outstanding	19,017	19,094	19,258

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(119,360)	$(5,747)	$3,050

Other comprehensive income (loss), net of tax:
Foreign currency translation	6,622	(3,264)	3,248
Net change in market value of investments	31	89	99
Other comprehensive income (loss)	6,653	(3,175)	3,347
Comprehensive income (loss)	$(112,707)	$(8,922)	$6,397

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Common Stock		Additional		Treasury Stock		Other	Total
	Number of	$0.01 Par	Paid-in	Retained	Number of		Comprehensive	Stockholders'
	Shares	Value	Capital	Earnings	Shares	Cost	Loss	Equity
Balance at December 31, 2022	24,367	$244	$261,766	$174,631	5,305	$(207,067)	$(7,918)	$221,656
Issuance of common stock under stock plans, including tax effects	317	3	805	—	—	—	—	808
Repurchases of common stock	—	—	—	—	132	(4,082)	—	(4,082)
Stock-based compensation expense	—	—	15,486	—	—	—	—	15,486
Net income	—	—	—	3,050	—	—	—	3,050
Net change in marketable investments, net of tax	—	—	—	—	—	—	99	99
Foreign currency translation	—	—	—	—	—	—	3,248	3,248
Balance at December 31, 2023	24,684	247	278,057	177,681	5,437	(211,149)	(4,571)	240,265
Issuance of common stock under stock plans, including tax effects	435	4	(183)	—	—	—	—	(179)
Repurchases of common stock	—	—	—	—	845	(15,970)	—	(15,970)
Stock-based compensation expense	—	—	14,343	—	—	—	—	14,343
Net loss	—	—	—	(5,747)	—	—	—	(5,747)
Net change in marketable investments, net of tax	—	—	—	—	—	—	89	89
Foreign currency translation	—	—	—	—	—	—	(3,264)	(3,264)
Balance at December 31, 2024	25,119	251	292,217	171,934	6,282	(227,119)	(7,746)	229,537
Issuance of common stock under stock plans, including tax effects	416	4	(33)	—	—	—	—	(29)
Repurchases of common stock	—	—	—	—	240	(2,496)	—	(2,496)
Stock-based compensation expense	—	—	12,220	—	—	—	—	12,220
Net loss	—	—	—	(119,360)	—	—	—	(119,360)
Net change in marketable investments, net of tax	—	—	—	—	—	—	31	31
Foreign currency translation	—	—	—	—	—	—	6,622	6,622
Balance at December 31, 2025	25,535	$255	$304,404	$52,574	6,522	$(229,615)	$(1,093)	$126,525

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(119,360)	$(5,747)	$3,050
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,025	7,561	8,452
Impairment of property and equipment	67	967	726
Amortization of intangible assets	8,745	9,648	11,956
Deferred income taxes	(3,929)	(58)	(5,461)
Stock-based compensation	12,256	14,343	15,486
Credit losses on note receivable	7,310	—	—
Goodwill impairment	110,707	—	—
Operating lease right-of-use assets amortization and impairments	6,680	12,974	11,658
Loss from sale of divested operation	—	1,775	—
Other, net	904	174	192
Changes in assets and liabilities
Accounts receivable	4,847	(9)	14,715
Deferred commissions	882	63	1,352
Prepaid expenses and other current assets	(3,391)	(197)	6,020
Accounts payable	(144)	(814)	1,428
Accrued expenses and other liabilities	6,694	(20,866)	(10,644)
Deferred revenue	(6,250)	(9,105)	(23,279)
Operating lease liabilities	(10,962)	(14,570)	(13,978)
Net cash provided by (used in) operating activities	21,081	(3,861)	21,673
Cash flows from investing activities:
Purchases of property and equipment	(2,987)	(3,400)	(5,495)
Purchases of marketable investments	(33,454)	(59,365)	(61,068)
Proceeds from maturities of marketable investments	15,175	51,735	28,338
Proceeds from sales of marketable investments	5,557	10,111	1,453
Proceeds from sale of divested operation	—	6,000	—
Other investing activity	1,642	(62)	13
Net cash provided by (used in) investing activities	(14,067)	5,019	(36,759)
Cash flows from financing activities:
Payments on borrowings	—	—	(15,000)
Payment of debt issuance costs	—	—	(25)
Repurchases of common stock	(2,540)	(15,920)	(4,082)
Proceeds from issuance of common stock under employee equity incentive plans	1,265	2,426	3,489
Taxes paid for net share settlements of stock-based compensation awards	(1,294)	(2,605)	(2,681)
Net cash used in financing activities	(2,569)	(16,099)	(18,299)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,957	(1,914)	2,773
Net increase (decrease) in cash, cash equivalents and restricted cash	7,402	(16,855)	(30,612)
Cash, cash equivalents and restricted cash, beginning of year	58,187	75,042	105,654
Cash, cash equivalents and restricted cash, end of year	$65,589	$58,187	$75,042
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,235	$2,562	$2,596
Cash paid for income taxes	$7,234	$9,277	$10,643
Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and accrued expenses	$2,582	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

Forrester Research, Inc. is a global independent research and advisory firm. The Company empowers leaders in technology, customer experience, digital, marketing, sales, and product functions to accelerate growth through customer obsession. Forrester’s unique proprietary research and continuance guidance model helps executives and their teams achieve their initiatives and outcomes faster and with confidence.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-K. The Company’s fiscal year is the twelve months from January 1 through December 31 and all references to 2025, 2024, and 2023 refer to the fiscal year unless otherwise noted.

Principles of Consolidations

The accompanying consolidated financial statements include the accounts of Forrester and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Forrester considers the more significant of these estimates to be revenue recognition, credit losses on note receivable, and ongoing impairment reviews of goodwill. On an ongoing basis, management evaluates its estimates. Actual results could differ from these estimates.

Adoption of New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard enhances income tax disclosure requirements by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The new standard became effective for the Company on January 1, 2025. The adoption of the standard on a prospective basis resulted in additional disclosures in the Company's income tax footnote.

Recent Accounting Pronouncements

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

Recent accounting standards not included above are not expected to have a material impact on our consolidated financial position and results of operations.

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

Additionally, the Company has certain financial assets recorded at fair value at each balance sheet date, including cash equivalents and marketable investments, in accordance with the accounting standards for fair value measurements. Refer to Note 8 – Fair Value Measurements for the Company’s fair value disclosures.

Cash, Cash Equivalents, and Marketable Investments

Forrester considers all short-term, highly liquid investments with original maturities at the time of purchase of three months or less to be cash equivalents, inclusive of the Company's U.S. based money market funds.

The Company’s portfolio of investments may at any time include securities of U.S. government agencies, municipal notes and bonds, corporate notes and bonds, commercial paper, and money market funds based outside of the U.S. Marketable investments are classified as current assets as they are available for use in current operations. Forrester accounts for all marketable investments as available-for-sale securities and as such, the marketable investments are carried at fair value with unrealized gains and losses (not related to credit losses) recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under the accounting standards. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss. During the years ended December 31, 2025, 2024, and 2023, the Company did not record any other-than-temporary impairment losses on its available-for-sale securities.

The Company did not realize any gains or losses from the Company's available-for-sale securities during the years ended December 31, 2025, 2024, and 2023.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented in the accompanying Consolidated Statements of Cash Flows (in thousands).

	As of December 31,
	2025	2024
Cash and cash equivalents shown in balance sheets	$63,335	$56,087
Restricted cash classified in other assets (1):	2,254	2,100
Cash, cash equivalents and restricted cash shown in statement of cash flows	$65,589	$58,187

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

The allowance for credit losses is reported as a valuation account on the balance sheet that is deducted from the note receivable’s amortized cost basis and is included in credit loss expense on note receivable in the Consolidated Statements of

Operations. The Company will update its assessment of expected credit loss each quarter and if the borrower’s financial condition worsens in the future, the Company could be required to record an additional allowance for credit loss. If any amount of the note is determined by the Company to be uncollectible due to the borrower’s failure to meet repayment terms or due to the borrower's deteriorating financial condition, the write-off amount, reduced by any previously recorded allowances, would also be recorded as a credit loss expense on note receivable. Alternatively, if the borrower’s financial condition improves, the Company could be required to reverse all or a portion of the previously recorded allowance for credit loss.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values of the tangible and identifiable intangible net assets acquired. Goodwill is not amortized; however, it is required to be tested for impairment annually, which requires assessment of the potential impairment at the reporting unit level. Reporting units are determined based on the components of the Company's operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. Testing for impairment is also required on an interim basis if an event or circumstance indicates it is more likely than not an impairment loss has been incurred. When performing an impairment assessment, the Company either uses a qualitative assessment, to determine if it is more likely than not that the estimated fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. An impairment of goodwill is recognized to the extent that the carrying amount of a reporting unit exceeds its estimated fair value. Absent an event that indicates a specific impairment may exist, the Company has selected November 30th as the date for performing the annual goodwill impairment test. A goodwill impairment charge of $110.7 million was recorded for the year ended December 31, 2025. Goodwill impairment charges were not required for the years ended December 31, 2024 and 2023.

Impairment of Other Long-Lived Tangible and Intangible Assets

Other long-lived assets primarily consist of property and equipment, operating lease right-of-use assets, and intangible assets. The Company periodically evaluates the recoverability of other long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset group are evaluated in relation to the future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. The Company recorded $0.1 million, $4.6 million, and $2.6 million of long-lived asset impairment charges during 2025, 2024 and 2023, respectively (refer to Note 6 – Leases).

Non-Current Liabilities

The Company records deferred tax liabilities and other liabilities that are expected to be settled over a period that exceeds one year as non-current liabilities.

Foreign Currency

The functional currency of Forrester’s wholly-owned subsidiaries is their respective local currency. These subsidiary financial statements are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues and expenses, with translation gains and losses recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses related to the remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency are included in other income, net in the Consolidated Statements of Operations. Forrester recorded $0.7 million, $0.8 million, and $0.3 million of foreign exchange losses during 2025, 2024, and 2023, respectively.

Revenue

The Company generates all of its revenues from contracts with customers, which totaled $396.9 million for the year ended December 31, 2025.

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

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative basis according to their standalone selling prices. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the Company does not have a history of selling a performance obligation, management applies judgment to estimate the standalone selling price, taking into consideration available information, including market conditions, factors considered to set list prices, pricing of similar products, and internal pricing objectives. The corresponding allocated revenues are recognized when (or as) the performance obligations are satisfied.

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

Contract modifications

Consulting contracts are occasionally modified to update the scope of the services purchased. Since a consulting project is a single performance obligation that is only partially satisfied at the modification date, the updated project requirements are typically not distinct and the modification is accounted for as part of the existing contract. The effect of the modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either an increase or decrease) on a cumulative catch-up basis. For the year ended December 31, 2025, the Company recorded an immaterial amount of cumulative catch-up adjustments.

Refer to Note 14 – Operating Segment and Enterprise Wide Reporting for a summary of disaggregated revenue by geographic region.

Contract Assets and Liabilities

Accounts receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company's invoices is the passage of time, the Company records a receivable on the date the invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of December 31, 2025 or 2024.

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

During the years ended December 31, 2025 and 2024, the Company recognized approximately $133.3 million and $141.8 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $329.2 million of revenue is expected to be recognized during the next 36 months from remaining performance obligations as of December 31, 2025.

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

Amortization of the expense related to deferred commissions was $35.3 million, $37.2 million, and $39.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is recorded in selling and marketing expenses in the Consolidated Statements of Operations. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during 2025, 2024, or 2023.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2025, 2024, and 2023 was $0.9 million, $0.9 million, and $1.7 million, respectively. These expenses consisted primarily of online marketing and are included in selling and marketing expense in the Consolidated Statements of Operations.

Stock-Based Compensation

The Company recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which generally equals the vesting period. Forfeitures are recognized as they occur and all income tax effects related to settlements of share-based payment awards are reported in earnings as an increase or decrease to income tax expense (benefit). All income tax-related cash flows resulting from share-based payments are reported as operating activities in the Consolidated Statements of Cash Flows and cash paid by directly withholding shares for tax withholding purposes is classified as a financing activity.

Stock-based compensation expense was recorded in the following expense categories (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cost of services and fulfillment	$8,376	$8,700	$9,068
Selling and marketing	866	2,164	2,943
General and administrative	3,014	3,479	3,475
Total	$12,256	$14,343	$15,486

Liability-Classified Awards

During 2025, the Company granted stock awards that are being accounted for as liability awards, such that the fair value of the awards are determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded in accrued expenses and other current liabilities. During the year ended December 31, 2025, the Company recorded $36 thousand of stock-based compensation expense related to these awards.

The options granted under the equity incentive plan and shares subject to the employee stock purchase plan were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (no options were granted in 2024):

	2025		2024	2023
	Equity Incentive Plans	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan
Average risk-free interest rate	3.91%	3.84%	4.55%	4.27%	5.51%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	4.50 Years	0.5 Years	0.5 Years	4.75 Years	0.5 Years
Expected volatility	36%	52%	38%	43%	35%
Weighted average fair value	$3.38	$2.90	$4.86	$14.24	$7.90

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

The unamortized fair value of stock-based awards as of December 31, 2025 was $21.8 million with a weighted average remaining recognition period of 2.7 years.

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

Forrester accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. The Company evaluates these tax positions on a quarterly basis. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense (benefit).

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Basic weighted average common shares outstanding	19,017	19,094	19,183
Weighted average common equivalent shares	—	—	75
Diluted weighted average common shares outstanding	19,017	19,094	19,258
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,806	1,307	730

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

As a result of a change in the borrower's expected ability to make the scheduled payments on the note, during the three months ended September 30, 2025, the Company's assessment of default risk on the note increased. Accordingly, the Company updated its analysis of the current expected credit loss for the note. As a result, the Company recorded an additional $6.4 million allowance for credit losses during the three months ended September 30, 2025. As of December 31, 2025, the balance of the note receivable, inclusive of capitalized interest at the stated rate of 8%, is $9.9 million. The carrying value of note, net of the cumulative allowance for credit losses, is $2.6 million and is recorded within other assets in the Consolidated Balance Sheets. During the year ended December 31, 2024, no material allowance or write-off amounts were recorded.

In addition, given that collection of interest on the loan is less than probable, interest income recognition was suspended during the three months ended September 30, 2025. As such, interest income will only be recognized to the extent that cash is received. In the future, the accrual of interest income will be restored only when the borrower is contractually current or the collection of future payments is reasonably assured. As of December 31, 2025, the note receivable remains in nonaccrual status. The amount of interest income recognized during the year ended December 31, 2025 was $0.5 million.

Note 3 – Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$16,641	$81	$—	$16,722
Money market funds	47,599	—	—	47,599
Total	$64,240	$81	$—	$64,321

	As of December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$12,140	$46	$(6)	$12,180
Money market funds	36,402	—	—	36,402
Total	$48,542	$46	$(6)	$48,582

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Sales of marketable investments during 2025 and 2024 primarily represent redemptions from non-U.S. based money market funds, and there were no realized gains or losses on marketable investments during the years ended December 31, 2025, 2024, and 2023.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of December 31, 2025 (in thousands):

	2026	2027	2028	Total
Corporate obligations	$8,060	$4,802	$3,860	$16,722
Money market funds	47,599	—	—	47,599
Total	$55,659	$4,802	$3,860	$64,321

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2024
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$803	$4	$997	$2
Total	$803	$4	$997	$2

Note 4 – Goodwill and Other Intangible Assets

A summary of goodwill by segment and the changes in the carrying amount of goodwill is shown in the following table (in thousands):

	Research Segment	Consulting Segment	Total
Balance at December 31, 2023	$236,058	$8,199	$244,257
Disposition (1)	(14,795)	—	(14,795)
Foreign currency translation adjustments	(1,449)	(54)	(1,503)
Balance at December 31, 2024	219,814	8,145	227,959
Impairment	(110,707)	—	(110,707)
Foreign currency translation adjustments	2,973	156	3,129
Balance at December 31, 2025	$112,080	$8,301	$120,381

(1)
See Note 2 - Divestiture for additional information. The amount of goodwill allocated to the divestiture was determined using a relative fair value approach.

As a result of the substantial and sustained decline in the Company's stock price and its overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025, it was determined that a triggering event occurred, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill as of March 31, 2025 for its two reporting units (Research and Consulting) that have goodwill. As a result of the quantitative impairment test performed, the Company determined goodwill was impaired for its Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the period ended March 31, 2025.

The Company performed its annual impairment test as of November 30, 2025 utilizing a quantitative assessment to determine if the fair values of its Research and Consulting reporting units was less than their respective carrying values. The Company determined goodwill was impaired for its Research reporting unit and recorded an additional goodwill impairment charge of $26.8 million during the three months ended December 31, 2025. The additional impairment charge recorded in the fourth quarter of 2025 was primarily due to the decrease in the Company's stock price as of November 30, 2025.

The Company estimated the implied fair value of its reporting units using both an income approach and market approach. The income approach was based upon projected future cash flows that were discounted to present value. The key underlying assumptions included forecasted revenues, operating expenses, terminal rate, as well as an applicable discount rate for each reporting unit. The key assumptions in the market approach were the earnings multiple and market participant acquisition premium. Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that have been deemed reasonable by the Company. Changes in the estimates or assumptions used in the quantitative impairment test could materially affect the determination of fair value of the Company’s reporting units and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on the Company's estimates and assumptions include, but are not limited to, lower than expected bookings growth, increases in costs, and other macroeconomic factors.

Management concluded that a triggering event did not occur as of June 30, 2025, September 30, 2025, and December 31, 2025 and as such, a quantitative impairment test of goodwill was not required during these periods. While management cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on the Company's results of operations and financial condition.

As of December 31, 2025, the Company had $110.7 million of accumulated goodwill impairment losses, and the Consulting reporting unit had a negative carrying value as of November 30, 2025, the date of the last quantitative test.

The Company reviews long-lived assets, including property and equipment, operating lease right-of-use assets, and finite-lived intangible assets, for impairment when an event occurs that may indicate potential impairment. In connection with the identified triggering events as of March 31, 2025 and November 30, 2025, the Company performed, prior to the goodwill impairment test, a quantitative assessment of its long-lived assets by comparing undiscounted future cash flows to the net carrying value of the underlying assets and concluded that its long-lived assets were not impaired. However, if future events occur or if business conditions deteriorate, the Company may be required to record an impairment loss, and or accelerate the amortization of finite-lived intangible assets in the future, which could be material to its results of operations and financial condition.

A summary of Forrester’s intangible assets is as follows (in thousands):

	December 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$58,270	$18,730
Total	$77,000	$58,270	$18,730

	December 31, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$49,946	$27,054
Technology	13,000	12,978	22
Trademarks	12,000	11,601	399
Total	$102,000	$74,525	$27,475

Amortization expense related to intangible assets was approximately $8.7 million, $9.6 million, and $12.0 million during the years ended December 31, 2025, 2024, and 2023, respectively. Estimated intangible asset amortization expense for each of the three succeeding years is as follows (in thousands):

2026	$8,324
2027	8,324
2028	2,082
Total	$18,730

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

Up to $5.0 million of the Revolving Credit Facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of December 31, 2025, $0.7 million in letters of credit were issued under the Revolving Credit Facility.

On March 12, 2026, the Company executed a third amendment to the credit facility that, among other changes, extended the maturity date from December 2026 to March 2029 (refer to Note 17 – Subsequent Event in the Notes to Consolidated Financial Statements for further information).

Outstanding Borrowings

The Company’s total outstanding borrowings as of both December 31, 2025 and 2024 was $35.0 million. The contractual annualized interest rate as of December 31, 2025 on the Revolving Credit Facility was 5.066%. The Company had $114.3 million of available borrowing capacity on the Revolving Credit Facility (not including the expansion feature) as of December 31, 2025. The weighted average annual effective rate on the Company's total debt outstanding for the years ended December 31, 2025 and 2024 was 5.6% and 6.5%, respectively.

The Credit Agreement contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of December 31, 2025. The Facility also contains customary events of default, representations, and warranties.

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

Note 6 – Leases

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$7,857	$11,542	$12,671
Short-term lease cost	1,703	1,095	981
Variable lease cost	4,064	4,817	4,394
Sublease income	(39)	(524)	(521)
Total lease cost	$13,585	$16,930	$17,525

Additional lease information is summarized in the following table (in thousands, except lease term and discount rate):

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$10,962	$14,570
Operating ROU assets obtained in exchange for lease obligations	$9,936	$408
Weighted-average remaining lease term - operating leases (years)	9.0	3.7
Weighted-average discount rate - operating leases	5.1%	4.1%

Future minimum lease payments under non-cancelable leases as of December 31, 2025 are as follows (in thousands):

	Operating Lease	Tenant Improvement	Net Undiscounted	Sublease
	Payments	Allowance	Cash Flows	Cash Receipts
2026	$7,590	$(17,151)	$(9,561)	$292
2027	8,276	—	8,276	389
2028	6,548	—	6,548	—
2029	6,625	—	6,625	—
2030	6,574	—	6,574	—
Thereafter	37,649	—	37,649	—
Total	73,262	(17,151)	56,111	$681
Less imputed interest			(19,216)
Present value of lease liabilities			$36,895

Lease balances are as follows (in thousands):

As of
December 31, 2025
Operating lease ROU assets	$30,662

Short-term operating lease liabilities (1)	$7,383
Non-current operating lease liabilities	29,512
Total operating lease liabilities	$36,895
(1)
Included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s leases do not contain residual value guarantees, material restrictions or covenants. During the year ended December 31, 2025, the Company subleased one of its facilities in San Francisco, California. The sublease agreement expires in 2027.

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

During 2025, the Company entered into thirteen foreign currency forward exchange contracts, all of which settled by December 31, 2025. Accordingly, as of December 31, 2025, there are no amounts recorded in the Consolidated Balance Sheets. During 2024, the Company entered into eleven foreign currency forward exchange contracts, all of which settled by December 31, 2024. Accordingly, as of December 31, 2024, there are no amounts recorded in the Consolidated Balance Sheets. During 2023, the Company entered into twelve foreign currency forward exchange contracts, all of which settled by December 31, 2023.

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

	For the Year Ended December 31,
Amount recorded in:	2025	2024	2023
Other income, net	261	81	(13)
Total	$261	$81	$(13)

Note 8 – Fair Value Measurements

The Company has certain financial assets which have been classified as either Level 1, 2, or 3 within the fair value hierarchy as described below.

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

The following table represents the Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$64,743	$—	$64,743
Marketable investments (3)	—	16,722	16,722
Total Assets	$64,743	$16,722	$81,465

	As of December 31, 2024
	Level 1	Level 2	Total
Assets:
Money market funds (2)	$52,395	$—	$52,395
Marketable investments (3)	—	12,180	12,180
Total Assets	$52,395	$12,180	$64,575
(1)
U.S. based funds of $17.1 million are included in cash and cash equivalents and non-U.S. based funds of $47.6 million are included in marketable investments in the Consolidated Balance Sheets.
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

During the years ended December 31, 2025 and 2024, the Company did not transfer assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets.

Note 9 – Non-Marketable Investments

At December 31, 2025 and 2024, the carrying value of the Company’s non-marketable investments, which were composed of interests in technology-related private equity funds and an interest in a standalone real-time feedback company (see Note 2 - Divestiture), was $3.2 million, of which $0.6 million is included in prepaid expenses and other current assets and $2.6 million is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a book value of $2.6 million at December 31, 2025 is being accounted for using the cost method and, accordingly, is valued at cost less impairments, if any. The Company’s other investment is accounted for using the equity method. Accordingly, the Company records its share of the investee’s operating results each period, which are included in gains on investments, net in the Consolidated Statement of Operations. Gains from non-marketable investments were immaterial for the year ended 2025. The Company recorded $0.8 million and $0.2 million in gains from its non-marketable investments for the years ended December 31, 2024 and 2023, respectively.

The Company uses the cumulative earnings approach to classify distributions received from equity method investments. During the year ended December 31, 2025, $1.4 million was distributed from the funds to the Company. This amount was included within other investing activity in the Consolidated Statements of Cash Flows as it was considered a return on investment. During the years ended December 31, 2024 and 2023, no distributions were received from the funds.

Note 10 – Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Domestic	$(123,750)	$(1,775)	$(4,058)
Foreign	4,341	4,412	10,343
Total	$(119,409)	$2,637	$6,285

The components of the income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$9	$2,874	$3,867
State	242	613	1,922
Foreign	3,629	4,955	2,907
Total current	3,880	8,442	8,696
Deferred:
Federal	(1,922)	(636)	(3,872)
State	(946)	763	(1,597)
Foreign	(1,061)	(185)	8
Total deferred	(3,929)	(58)	(5,461)
Income tax expense (benefit)	$(49)	$8,384	$3,235

A reconciliation of the federal statutory rate to Forrester’s effective tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2025
US federal statutory income tax rate	$(25,076)	21.0%
Domestic state and local income taxes, net of federal effect (1)	(563)	0.5
Foreign tax effects	1,658	(1.5)
Nontaxable or nondeductible items
Stock compensation	1,597	(1.3)
Goodwill impairment	22,072	(18.5)
Other adjustments	263	(0.2)
Effective tax rate	$(49)	(0.0)
(1)
The state and localities that contribute to the majority (greater than 50%) of the tax effect in this category include California, New York and New York City.

	Years Ended December 31,
	2024	2023
Income tax provision at federal statutory rate	21.0%	21.0%
Increase (decrease) in tax resulting from:
State tax provision, net of federal benefit	40.6	8.1
Foreign tax rate differential	37.7	2.7
Stock compensation	66.6	17.5
Withholding taxes	31.7	6.2
Non-deductible expenses	23.1	8.1
Goodwill related to sale of FeedbackNow	93.9	—
Permanent differences	(0.1)	(1.7)
Change in valuation allowance	0.4	0.5
Foreign subsidiary income subject to U.S. tax	(1.6)	1.2
Foreign-derived intangible income benefit	1.1	(3.8)
Change in tax legislation	—	(8.1)
Foreign exchange gain (loss) on previously taxed earnings and profits	(0.5)	1.6
Currency translation gain	3.6	0.7
Other, net	0.4	(2.5)
Effective tax rate	317.9%	51.5%

The significant items impacting the effective tax rate during 2025 as compared to 2024 are primarily the goodwill impairment charges in 2025, which are not deductible for tax purposes, in addition to transactions in 2024 that increased the Company’s tax expense and effective tax rate, including the divestiture of the FeedbackNow product line, foreign withholding taxes due to the dissolution of a foreign subsidiary, and a valuation allowance recorded against non-realizable state NOL carryforwards due to the dissolution of a domestic subsidiary.

The components of deferred income taxes are as follows (in thousands):

	As of December 31,
	2025	2024
Non-deductible reserves and accruals	$3,119	$1,776
Net operating loss and other carryforwards	4,476	5,525
Stock compensation	2,123	2,085
Depreciation and amortization	2,296	3,485
Lease liability	8,586	8,562
Gross deferred tax asset	20,600	21,433
Less - valuation allowance	(174)	(1,055)
Sub-total	20,426	20,378
Other liabilities	(596)	(2,553)
Goodwill and intangible assets	(11,145)	(13,837)
Operating lease right-of-use assets	(6,892)	(5,822)
Deferred commissions	(5,842)	(6,071)
Net deferred tax liability	$(4,049)	$(7,905)

As of December 31, 2025 and 2024, long-term net deferred tax assets were $1.8 million and $0.8 million, respectively, and are included in other assets in the Consolidated Balance Sheets. Long-term net deferred tax liabilities were $5.9 million and $8.7 million at December 31, 2025 and 2024, respectively, and are included in non-current liabilities in the Consolidated Balance Sheets.

As of December 31, 2025 and 2024, the Company has fully utilized its U.S. federal net operating loss carryforwards. As of December 31, 2025 and 2024 the Company has state net operating loss carryforwards of approximately $5.1 million and $4.6 million, respectively. The state net operating loss carryforwards will begin to expire in 2038 if not utilized. In addition, the Company has no U.S. federal or state capital loss carryforwards.

As of December 31, 2025 and 2024, the Company has foreign net operating loss carryforwards of approximately $15.3 million and $17.4 million, respectively, which can be carried forward indefinitely.

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

As of December 31, 2025, the Company maintained a valuation allowance of approximately $0.2 million, primarily related to foreign net operating loss carryforwards the Company believes to be unrealizable. As of December 31, 2024 and 2023, the Company maintained a valuation allowance of approximately $1.1 million, primarily relating to foreign net operating loss carryforwards from an acquisition.

The following table provides a summary of the changes in the deferred tax valuation allowance for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Deferred tax valuation allowance at January 1	$1,055	$1,065	$989
Additions	44	19	39
Deductions	(992)	(8)	—
Change in tax legislation	—	—	(4)
Translation adjustments	67	(21)	41
Deferred tax valuation allowance at December 31	$174	$1,055	$1,065

The Company will generally be free of additional U.S. federal tax consequences on additional unremitted foreign earnings that have been subject to U.S. tax or would be eligible for a dividends received deduction for earnings distributed after January 1, 2018. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to invest all of its unremitted earnings of $46.8 million, as well as the capital in these subsidiaries, indefinitely outside of the U.S. unless there are opportunities in the future to repatriate in a tax efficient manner. The Company does not expect to incur any material, additional taxes related to such amounts.

The Company utilizes a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken on a tax return. The first step is a determination of whether the tax position should be recognized in the financial statements. The second step determines the measurement of the tax position. The Company had no recorded uncertain tax positions as of December 31, 2025, 2024, and 2023.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local, and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2018, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., the Netherlands, the United Kingdom, Germany, and Switzerland. As of December 31, 2025, the Company has no jurisdictions under audit.

The components of cash income taxes paid, net of refunds, are as follows (in thousands):

2025
Federal	$3,500
Domestic, state and local	694
Foreign
India	862
Switzerland	583
Other foreign jurisdictions	1,595
Total	$7,234

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

Treasury Stock

As of December 31, 2025, Forrester’s Board of Directors has authorized an aggregate $610.0 million to purchase common stock under the Company’s stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. As of December 31, 2025, the Company had repurchased approximately 18.2 million shares of common stock at an aggregate cost of $532.5 million.

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

The Equity Incentive Plan provides for the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 9,930,000 shares authorized in the plan plus the number of unused shares from prior plans (not to exceed 2,500,000 shares). Under the terms of the Equity Incentive Plan, ISOs may not be granted at less than fair market value on the date of grant (and in no event less than par value). Options and RSUs generally vest annually over four years and options expire after 10 years. No future awards can be granted or issued under prior plans and there is a maximum amount of awards issuable under the plan to the Company’s non-employee directors. RSUs granted to non-employee directors vest quarterly over one year. Options and RSUs granted under the Equity Incentive Plan immediately vest upon certain events, as described in the plan. As of December 31, 2025, approximately 2.4 million shares were available for future grant of awards under the Equity Incentive Plan.

Restricted Stock Units

Restricted stock units represent the right to receive one share of Forrester common stock when the restrictions lapse and the vesting conditions are met. RSUs are valued on the date of grant based upon the value of the Company’s stock on the date of grant less the present value of dividends expected to be paid during the requisite service period, if any. Shares of Forrester’s common stock are delivered to the grantee upon vesting, subject to a reduction of shares for payment of withholding taxes. The weighted average grant date fair value for RSUs granted in 2025, 2024, and 2023 was $9.42, $21.29, and $32.82, respectively. The value of RSUs vested and converted to common stock, based on the value of Forrester’s common stock on the date of vesting, was $4.2 million, $8.6 million, and $8.8 million during 2025, 2024, and 2023, respectively.

RSU activity for the year ended December 31, 2025 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	1,253	$27.42
Granted	1,313	9.42
Vested	(393)	28.81
Forfeited	(289)	22.04
Unvested at December 31, 2025	1,884	$15.41

Stock Options

Stock option activity for the year ended December 31, 2025 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2024	167	$33.29
Granted	303	9.36
Forfeited	(122)	20.29
Outstanding at December 31, 2025	348	$16.99	8.03	$—
Exercisable at December 31, 2025	69	$33.41	4.40	$—
Vested and expected to vest at December 31, 2025	348	$16.99	8.03	$—

No stock options were exercised during 2025 or 2024. The total intrinsic value of options exercised during 2023 was $6 thousand.

Employee Stock Purchase Plan

The Company's Third Amended and Restated Employee Stock Purchase Plan (the "Stock Purchase Plan") provides for the issuance of up to 0.8 million shares of common stock and as of December 31, 2025, approximately 0.3 million shares remain available for issuance. With certain limited exceptions, all employees of Forrester whose customary employment is more than 20 hours per week, including officers and directors who are employees, are eligible to participate in the Stock Purchase Plan. Purchase periods under the Stock Purchase Plan are six months in length and commence on each successive March 1 and September 1. Stock purchased under the Stock Purchase Plan is required to be held for one year before it is able to be sold. During each purchase period the maximum number of shares of common stock that may be purchased by an employee is limited to the number of shares equal to $12,500 divided by the fair market value of a share of common stock on the first day of the purchase period. An employee may elect to have up to 10% deducted from his or her compensation for the purpose of purchasing shares under the Stock Purchase Plan. The price at which the employee’s shares are purchased is the lower of: (1) 85% of the closing price of the common stock on the day that the purchase period commences, or (2) 85% of the closing price of the common stock on the day that the purchase period terminates.

Shares purchased by employees under the Stock Purchase Plan are as follows (in thousands, except per share data):

	Shares	Purchase
Purchase Period Ended	Purchased	Price
February 28, 2025	70	$9.42
August 31, 2025	73	$8.28
February 29, 2024	73	$17.14
August 31, 2024	72	$16.30

Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (in thousands):

	Marketable Investments	Translation Adjustment	Total AOCL
Balance at December 31, 2022	$(159)	$(7,759)	$(7,918)
Foreign currency translation (1)	—	3,248	3,248
Unrealized gain, net of tax of $(33)	99	—	99
Balance at December 31, 2023	(60)	(4,511)	(4,571)
Foreign currency translation (1)	—	(3,496)	(3,496)
Reclassification adjustment for write-off of foreign currency translation loss (2)	—	232	232
Unrealized gain, net of tax of $(30)	89	—	89
Balance at December 31, 2024	29	(7,775)	(7,746)
Foreign currency translation (1)	—	6,622	6,622
Unrealized gain, net of tax of $(10)	31	—	31
Balance at December 31, 2025	$60	$(1,153)	$(1,093)
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

Note 12 – Employee Pension Plans

Forrester sponsors several defined contribution plans for eligible employees. Generally, the defined contribution plans have funding provisions which, in certain situations, require contributions based upon formulas relating to employee wages or the level of elective participant contributions, as well as allow for additional discretionary contributions. Further, certain plans contain vesting provisions. Forrester’s contributions to these plans totaled approximately $6.5 million, $7.2 million, and $7.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 13 – Restructuring

In February 2024, the Company implemented a reduction in its workforce of approximately 3% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $0.7 million of severance and related costs for this action during the fourth quarter of 2023, and $2.8 million during the first quarter of 2024. The Company also recorded a restructuring charge of $4.0 million during 2024 related to closing one floor of its offices located in San Francisco, California, of which $3.4 million related to an impairment of a right-of-use asset and $0.6 million related to an impairment of leasehold improvements. All costs have been paid as of December 31, 2025.

In January 2025, the Company implemented a reduction in its workforce of approximately 6% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $4.2 million of severance and related costs for this action during the fourth quarter of 2024 and $1.8 million during 2025. The remaining accrued restructuring and related costs as of December 31, 2025 will be paid during the first quarter of 2026.

The following table rolls forward the activity in the restructuring accrual for the January 2025 action for the year ended December 31, 2025 (in thousands):

Accrual at December 31, 2024	$4,132
Additional restructuring and related costs	1,767
Non-cash charge (included above)	(319)
Cash payments	(5,589)
Foreign currency effect	38
Accrual at December 31, 2025	$29

In February 2026, the Company implemented a reduction in its workforce of approximately 8% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company anticipates total costs for this action to be in a range of $10.0 million to $10.5 million related principally to cash severance and related benefit costs for terminated employees, with the majority of the cash costs to be expended in 2026. Approximately $8.8 million of severance and related costs for this action were recorded during the fourth quarter of 2025. In addition, the Company expects to incur approximately $3.0 million for contract termination costs. Approximately $1.1 million for contract termination costs were recorded during the fourth quarter of 2025. The Company has also approved plans to close certain of its smaller offices both inside and outside the United States.

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

The Company evaluates reportable segment performance and allocates resources based on segment operating income (loss). Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, goodwill impairment, restructuring costs, loss from sale of divested operation, interest expense, credit loss expense on note receivable, other income, and gains on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements. The Company does not review or evaluate assets as part of segment performance. Accordingly, the Company does not identify or allocate assets by reportable segment.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2025
Research revenues	$295,607	$—	$—	$295,607
Consulting revenues	21,963	66,229	—	88,192
Events revenues	—	—	13,089	13,089
Total segment revenues	317,570	66,229	13,089	396,888
Segment expenses (1):
Compensation, benefits and related costs	(92,500)	(28,411)	(5,376)	(126,287)
Direct costs of Events	—	—	(13,140)	(13,140)
Professional services	(6,837)	(3,453)	(58)	(10,348)
Billable expenses	(407)	(5,993)	—	(6,400)
Travel and entertainment	(1,950)	(518)	(162)	(2,630)
Software	(1,399)	—	(56)	(1,455)
Other segment expenses (2)	(168)	(34)	(37)	(239)
Total segment expenses	(103,261)	(38,409)	(18,829)	(160,499)
Segment operating income (loss)	$214,309	$27,820	$(5,740)	236,389
Selling, marketing, administrative and other expenses				(218,386)
Amortization of intangible assets				(8,745)
Restructuring costs				(11,724)
Goodwill impairment				(110,707)
Interest expense, credit loss expense on note receivable, other income, and gains on investments				(6,236)
Loss before income taxes				$(119,409)

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2024
Research revenues	$316,739	$—	$—	$316,739
Consulting revenues	21,095	76,159	—	97,254
Events revenues	—	—	18,477	18,477
Total segment revenues	337,834	76,159	18,477	432,470
Segment expenses (1):
Compensation, benefits and related costs	(100,995)	(30,433)	(5,567)	(136,995)
Direct costs of Events	—	—	(13,434)	(13,434)
Professional services	(10,449)	(1,735)	(74)	(12,258)
Billable expenses	(613)	(7,927)	—	(8,540)
Travel and entertainment	(1,830)	(393)	(104)	(2,327)
Software	(1,740)	—	(38)	(1,778)
Other segment expenses (2)	(397)	(25)	(33)	(455)
Total segment expenses	(116,024)	(40,513)	(19,250)	(175,787)
Segment operating income (loss)	$221,810	$35,646	$(773)	256,683
Selling, marketing, administrative and other expenses				(232,747)
Amortization of intangible assets				(9,648)
Restructuring costs				(11,773)
Loss from sale of divested operation				(1,775)
Interest expense, other income, and gains on investments				1,897
Income before income taxes				$2,637

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Year Ended December 31, 2023
Research revenues	$334,396	$—	$—	$334,396
Consulting revenues	28,826	89,402	—	118,228
Events revenues	—	—	28,155	28,155
Total segment revenues	363,222	89,402	28,155	480,779
Segment expenses (1):
Compensation, benefits and related costs	(109,432)	(37,828)	(6,049)	(153,309)
Direct costs of Events	—	—	(14,293)	(14,293)
Professional services	(11,403)	(2,181)	(54)	(13,638)
Billable expenses	(595)	(8,113)	—	(8,708)
Travel and entertainment	(1,690)	(317)	(124)	(2,131)
Software	(2,089)	(84)	(14)	(2,187)
Other segment expenses (2)	(591)	(21)	(23)	(635)
Total segment expenses	(125,800)	(48,544)	(20,557)	(194,901)
Segment operating income	$237,422	$40,858	$7,598	285,878
Selling, marketing, administrative and other expenses				(253,884)
Amortization of intangible assets				(11,956)
Restructuring costs				(13,272)
Interest expense, other income, and gains on investments				(481)
Income before income taxes				$6,285

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

Net long-lived tangible assets by location as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
United States	$34,738	$30,307
United Kingdom	6,391	7,043
Europe (excluding United Kingdom)	107	191
Asia Pacific	643	1,207
Total	$41,879	$38,748

Revenues by geographic destination, based on the location products and services are consumed, and as a percentage of total revenues for the years ended December 31, 2025, 2024, and 2023 are as follows (dollars in thousands):

	2025	2024	2023
United States	$304,168	$334,095	$373,483
Europe (excluding United Kingdom)	37,034	37,698	37,912
United Kingdom	15,746	18,934	21,311
Canada	10,919	12,221	16,416
Asia Pacific	21,774	20,778	23,604
Other	7,247	8,744	8,053
Total	$396,888	$432,470	$480,779

	2025	2024	2023
United States	77%	77%	78%
Europe (excluding United Kingdom)	9	9	8
United Kingdom	4	4	4
Canada	3	3	3
Asia Pacific	5	5	5
Other	2	2	2
Total	100%	100%	100%

Note 15 – Certain Balance Sheet Accounts

Property and Equipment:

Property and equipment as of December 31, 2025 and 2024 is recorded at cost less accumulated depreciation and consists of the following (in thousands):

	2025	2024
Computers and equipment	$8,112	$8,615
Computer software	28,683	32,120
Furniture and fixtures	7,309	7,393
Leasehold improvements	24,004	25,423
Total property and equipment	68,108	73,551
Less accumulated depreciation	(56,891)	(61,852)
Total property and equipment, net	$11,217	$11,699

The Company incurs costs to develop or obtain internal use computer software used for its operations, and certain of these costs meeting the criteria in ASC 350 – Internal Use Software are capitalized and amortized over their useful lives. The entire balance in the computer software category above consists of these costs. Amortization of capitalized internal-use software costs totaled $3.2 million, $4.3 million, and $4.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in depreciation expense in the Consolidated Statements of Operations.

Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities as of December 31, 2025 and 2024 consist of the following (in thousands):

	2025	2024
Payroll and related benefits	$36,155	$30,879
Taxes	3,300	2,142
Lease liability	7,383	12,758
Other	15,580	11,823
Total	$62,418	$57,602

Non-Current Liabilities:

Non-current liabilities as of December 31, 2025 and 2024 consist of the following (in thousands):

	2025	2024
Deferred tax liability	$5,882	$8,705
Other	2,053	1,840
Total	$7,935	$10,545

Allowance for Expected Credit Losses:

A rollforward of the allowance for expected credit losses as of and for the years ended December 31, 2025, 2024, and 2023 is as follows (in thousands):

	2025	2024	2023
Balance, beginning of year	$434	$574	$560
Provision for doubtful accounts	148	547	701
Write-offs	(236)	(697)	(692)
Translation adjustments	14	10	5
Balance, end of year	$360	$434	$574

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

Note 17 – Subsequent Event

On March 12, 2026, the Company executed a third amendment of its existing Credit Agreement in order to extend its maturity period and to reduce the size of the Revolving Credit Facility in order to decrease its ongoing costs. The key terms of the amendment include (a) an extension of the maturity date from December 2026 until March 12, 2029, (b) a reduction in the Revolving Credit Facility from $150.0 million to $50.0 million, (c) a reduction in the amount that the Company is permitted, subject to approval by the Administrative Agent, to increase commitments under the Revolving Credit Facility from $50.0 million to $15.0 million, and (d) the addition of a minimum liquidity covenant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making its assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers

The following table sets forth information about our executive officers as of March 13, 2026.

Name	Age	Position
George F. Colony	72	Chairman of the Board, Chief Executive Officer
Andrew Cox	46	Chief Marketing Officer
Ryan Darrah	54	Chief Legal Officer and Secretary
Michael Facemire	50	Chief Technology Officer
Christophe Favre	61	Chief Sales Officer
L. Christian Finn	55	Chief Financial Officer
Jobina Gonsalves	47	Chief People Officer
Carrie Johnson	50	Chief Product Officer
Sharyn Leaver	51	Chief Research Officer

George F. Colony, Forrester’s founder, has served as Chairman of the Board of Directors and Chief Executive Officer since the Company’s inception in July 1983, and as President since September 2001 and from 1983-2000.

Andrew Cox began serving as Chief Marketing Officer in May 2025. Previously, he served as Interim Chief Marketing Officer from January 2025 to May 2025 and Vice President of Digital Marketing Strategy & Operations from July 2021 to January 2025. Prior to joining Forrester, he was the Vice President, Digital Marketing and Operations for ACI Worldwide, a publicly traded payment systems company, where he held a number of roles since 2006.

Ryan Darrah became Chief Legal Officer and Secretary in March 2017. Previously, he was the Assistant General Counsel and Assistant Secretary of the Company. Prior to joining the Company in 2007, Mr. Darrah served as General Counsel and Secretary of Sports Loyalty Systems, Inc. and ProfitLogic, Inc.

Michael Facemire began serving as Chief Technology Officer in July 2024. Previously, he served as Vice President of Product Technology from July 2018 to July 2024, and Vice President, Principal Analyst, from October 2016 to July 2018. Mr. Facemire joined Forrester in 2012.

Christophe Favre became Forrester’s Chief Sales Officer in February 2026. Previously he served as Senior Vice President, International Sales from January 2020 to January 2026, and Senior Vice President, Asia Pacific and Partner Sales from January 2016 to January 2020. Mr. Favre joined Forrester in 2011.

L. Christian Finn began serving as the Company’s Chief Financial Officer in September 2021. Prior to joining Forrester, he was Vice President FP&A and Global Procurement of LogMeIn, Inc., a software as a service company focused on unified communications and collaboration, from September 2015 to September 2021. Prior to joining LogMeIn, from 2011 to 2015 Mr. Finn was with Nuance Communications, Inc., most recently serving as the Chief Financial Officer of its Healthcare division.

Jobina Gonsalves became the Company's Chief People Officer in May 2024. Prior to joining Forrester, she was the Senior Vice President HR for TUV SUD America, a quality, safety, and sustainability solutions provider, where she held a number of roles since 2012.

Carrie Johnson began serving as Forrester’s Chief Product Officer in January 2022. Previously, she served as Chief Research Officer from November 2018 until January 2022, Senior Vice President, Research from August 2015 to November 2018, and Vice President, Group Director from October 2013 to August 2015. Ms. Johnson joined Forrester in 1998.

Sharyn Leaver became the Company's Chief Research Officer in January 2022. Previously she served as Senior Vice President, Research, from November 2018 to January 2022, and Vice President and Group Research Director from October 2013 to November 2018. Ms. Leaver joined Forrester in 2001.

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

The remainder of the response to this item is contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and "Insider Trading Policies and Procedures", all of which is incorporated herein by reference.

Item 11. Executive Compensation

The response to this item is contained in the 2026 Proxy Statement under the captions “Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is contained in the 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2025, the number of options issued under our equity incentive plans and the number of shares available for future issuance under these plans:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Equity compensation plans approved by stockholders	2,231,793	(1)	$16.99	2,680,982	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	2,231,793		$16.99	2,680,982

(1)
Includes 1,884,266 restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)
Includes, as of December 31, 2025, 2,372,056 shares available for issuance under our Equity Incentive Plan and 308,926 shares that are available for issuance under our Stock Purchase Plan.

The shares available under our Equity Incentive Plan are available to be awarded as restricted or unrestricted stock or stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is contained in the Company’s 2026 Proxy Statement under the captions “Information with Respect to Board of Directors”, “Certain Relationships and Related Transactions”, and “Related Person Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item is contained in the Company’s 2026 Proxy Statement under the caption “Independent Auditors’ Fees and Other Matters” and is incorporated herein by reference.

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

10.19	Second Amendment of Lease dated as of February 8, 2012 by 200 Discovery Park, LLC and the Company

10.20	Third Amendment of Lease dated as of April 11, 2025 by LS 200 CDP, LLC and the Company

10.21	Lease of Premises at Cambridge Discovery Park, dated as of April 11, 2025, by and between LS 200 CDP, LLC and the Company

10.22	Credit Agreement, dated as of January 3, 2019, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.

10.23

First Amendment to Credit Agreement, dated December 21, 2021, among the Company, as borrower, SiriusDecisions, Inc. and Whitcomb Investments, Inc., each as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.24

Second Amendment to Credit Agreement, dated as of April 25, 2023, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties set forth on the signature pages thereto

10.25(1)	Third Amendment to Credit Agreement, dated as of March 12, 2026, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent.

19.1	Forrester Research, Inc. Insider Trading Policy

21(1)	Subsidiaries of the Registrant

23.1(1)	Consent of PricewaterhouseCoopers LLP

31.1(1)	Certification of the Principal Executive Officer

31.2(1)	Certification of the Principal Financial Officer

32.1(2)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Compensation Recovery Policy

101.INS(1)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104(1)	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 13, 2026

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ GEORGE F. COLONY George F. Colony	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2026

/s/ L. CHRISTIAN FINN L. Christian Finn	Chief Financial Officer (Principal Financial Officer)	March 13, 2026

/s/ SCOTT R. CHOUINARD Scott R. Chouinard	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 13, 2026

/s/ ROBERT P. BENNETT Robert Bennett	Member of the Board of Directors	March 13, 2026

/s/ ANTHONY J. FRISCIA Anthony J. Friscia	Member of the Board of Directors	March 13, 2026

/s/ NEIL BRADFORD Neil Bradford	Member of the Board of Directors	March 13, 2026

/s/ CORINNE MUNCHBACH	Member of the Board of Directors	March 13, 2026
Corinne Munchbach

/s/ WARREN ROMINE Warren Romine	Member of the Board of Directors	March 13, 2026