Form 10-Q
period 2026-03-31
FORRESTER RESEARCH, INC.
filed 2026-05-08
CIK 1023313

cnn

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

As of May 4, 2026, 19,412,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$73,903	$63,335
Marketable investments	71,569	64,321
Accounts receivable, net of allowance for expected credit losses of $408 and $360 as of March 31, 2026 and December 31, 2025, respectively	40,901	50,850
Deferred commissions	20,168	22,060
Prepaid expenses and other current assets	11,831	12,119
Total current assets	218,372	212,685
Property and equipment, net	19,833	11,217
Operating lease right-of-use assets	29,066	30,662
Goodwill	109,120	120,381
Intangible assets, net	16,649	18,730
Other assets	16,029	10,359
Total assets	$409,069	$404,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,076	$832
Accrued expenses and other current liabilities	63,619	62,418
Current portion of long-term debt	—	35,000
Deferred revenue	173,191	141,812
Total current liabilities	237,886	240,062
Long-term debt	35,000	—
Non-current operating lease liabilities	27,340	29,512
Other non-current liabilities	2,789	7,935
Total liabilities	303,015	277,509
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 25,697 and 25,535 shares as of March 31, 2026 and December 31, 2025, respectively
Outstanding - 19,176 and 19,013 shares as of March 31, 2026 and December 31, 2025, respectively	257	255
Additional paid-in capital	307,236	304,404
Retained earnings	30,749	52,574
Treasury stock - 6,522 shares as of March 31, 2026 and December 31, 2025	(229,615)	(229,615)
Accumulated other comprehensive loss	(2,573)	(1,093)
Total stockholders’ equity	106,054	126,525
Total liabilities and stockholders’ equity	$409,069	$404,034

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Research	$66,890	$68,414
Consulting	18,582	21,436
Events	(18)	26
Total revenues	85,454	89,876
Operating expenses:
Cost of services and fulfillment	38,630	39,601
Selling and marketing	34,609	35,706
General and administrative	14,379	13,061
Depreciation	1,439	1,480
Amortization of intangible assets	2,081	2,217
Goodwill impairment	10,800	83,895
Restructuring costs	2,146	1,507
Total operating expenses	104,084	177,467
Loss from operations	(18,630)	(87,591)
Interest expense	(804)	(667)
Loss on investments, net	—	(114)
Credit loss expense on note receivable	—	(910)
Other income, net	713	980
Loss before income taxes	(18,721)	(88,302)
Income tax expense (benefit)	3,104	(1,030)
Net loss	$(21,825)	$(87,272)
Basic loss per common share	$(1.14)	$(4.62)
Diluted loss per common share	$(1.14)	$(4.62)
Basic weighted average common shares outstanding	19,071	18,890
Diluted weighted average common shares outstanding	19,071	18,890

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(21,825)	$(87,272)

Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,420)	2,458
Net change in market value of investments	(60)	4
Other comprehensive income (loss)	(1,480)	2,462
Comprehensive loss	$(23,305)	$(84,810)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(21,825)	$(87,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,439	1,480
Amortization of intangible assets	2,081	2,217
Deferred income taxes	(10,299)	879
Stock-based compensation	2,719	2,472
Credit losses on note receivable	—	910
Goodwill impairment	10,800	83,895
Reduction in the carrying amount of operating lease right-of-use assets	1,571	2,408
Other, net	453	430
Changes in assets and liabilities:
Accounts receivable	9,680	12,389
Deferred commissions	1,892	1,857
Prepaid expenses and other current assets	(157)	(10,539)
Accounts payable	244	(544)
Accrued expenses and other liabilities	(3,937)	(15,083)
Deferred revenue	31,952	34,385
Operating lease liabilities	(1,035)	(3,161)
Net cash provided by operating activities	25,578	26,723
Cash flows from investing activities:
Purchases of property and equipment	(6,198)	(648)
Purchases of marketable investments	(13,729)	(13,741)
Proceeds from maturities of marketable investments	4,000	2,000
Proceeds from sales of marketable investments	1,913	2,667
Other investing activity	(53)	1,250
Net cash used in investing activities	(14,067)	(8,472)
Cash flows from financing activities:
Proceeds from borrowings	21,000	—
Payments on borrowings	(21,000)	—
Payment of debt issuance costs	(132)	—
Proceeds from issuance of common stock under employee equity incentive plans	488	664
Taxes paid related to net share settlements of stock-based compensation awards	(208)	(429)
Net cash provided by financing activities	148	235
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,128)	1,086
Net change in cash, cash equivalents and restricted cash	10,531	19,572
Cash, cash equivalents and restricted cash, beginning of period	65,586	58,186
Cash, cash equivalents and restricted cash, end of period	$76,117	$77,758
Supplemental disclosure of cash flow information:
Cash paid for interest	$409	$563
Cash paid for income taxes	$1,595	$3,262
Non-cash transactions:
Additions to property and equipment included in accounts payable and accrued expenses	$6,469	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2026 may not be indicative of the results for the year ending December 31, 2026, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	As of March 31,
	2026	2025
Cash and cash equivalents shown in balance sheets	$73,903	$75,592
Restricted cash classified in other assets (1):	2,214	2,166
Cash, cash equivalents and restricted cash shown in statement of cash flows	$76,117	$77,758

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

The repayment terms of the note were modified during the first quarter of 2025 resulting in $1.5 million plus all accrued interest being due in December 2025, and the remainder due in the second quarter of 2026. The Company measures the note receivable on an amortized cost basis and records the estimate of any expected credit losses on the note receivable as an allowance for credit losses. In conjunction with the modification of the repayment terms of the note, the Company updated its analysis of the current expected credit loss for the note. As a result, during the three months ended March 31, 2025, the Company recorded a $0.9 million allowance for credit losses. As a result of a change in the borrower's expected ability to make the scheduled payments on the note, during the three months ended September 30, 2025, the Company's assessment of default risk on the note increased. Accordingly, the Company updated its analysis of the current expected credit loss for the note. As a result, the Company recorded an additional $6.4 million allowance for credit losses during the three months ended September 30, 2025. As anticipated during the Company’s assessment of credit risk during the third quarter of 2025, the scheduled principal and interest payment due in December 2025 was not made by the borrower.

If any amount of the note is determined by the Company to be uncollectible due to the borrower’s failure to meet repayment terms or due to the borrower's deteriorating financial condition, the write-off amount, reduced by any previously recorded allowances, would also be recorded as a credit loss expense. As of March 31, 2026, the balance of the note receivable, inclusive of capitalized interest at the stated rate of 8%, is $9.9 million. The carrying value of the note, net of the cumulative allowance for credit losses, is $2.6 million and is recorded within other assets in the Consolidated Balance Sheets. The allowance for credit losses is reported as a valuation account on the balance sheet that is deducted from the note receivable’s amortized cost basis and is included in credit loss expense on note receivable in the Consolidated Statement of Operations.

In addition, given that collection of interest on the loan is less than probable, interest income recognition was suspended during the third quarter of 2025. As such, interest income will only be recognized to the extent that cash is received. In the future, the accrual of interest income will be restored only when the borrower is contractually current or the collection of future payments is reasonably assured. As of March 31, 2026, the note receivable remains in nonaccrual status.

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$20,042	$21	$(20)	$20,043
Money market funds	51,526	—	—	51,526
Total	$71,568	$21	$(20)	$71,569

	As of December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$16,641	$81	$—	$16,722
Money market funds	47,599	—	—	47,599
Total	$64,240	$81	$—	$64,321

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Sales of marketable investments during 2026 and 2025 primarily represent redemptions from non-U.S. based money market funds, and realized gains or losses on sales of marketable investments were immaterial during the three months ended March 31, 2026 and 2025.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of March 31, 2026 (in thousands).

	FY 2026	FY 2027	FY 2028	FY 2029	Total
Corporate obligations	$5,055	$6,304	$6,941	$1,743	$20,043
Money market funds	51,526	—	—	—	51,526
Total	$56,581	$6,304	$6,941	$1,743	$71,569

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2026
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$10,000	$20	$—	$—
Total	$10,000	$20	$—	$—

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

As a result of the substantial and sustained decline in the Company's stock price and its overall market capitalization from December 31, 2025 through March 31, 2026, it was determined that a triggering event occurred as of March 31, 2026, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill as of March 31, 2026 for its two reporting units (Research and Consulting) that have goodwill. As a result of the quantitative impairment test performed, the Company determined goodwill was impaired for its Research reporting unit and recorded a goodwill impairment charge of $10.8 million during the period ended March 31, 2026.

The Company estimated the implied fair value of its reporting units as of March 31, 2026 using an income approach. The income approach was based upon projected future cash flows that were discounted to present value. The key underlying assumptions included forecasted revenues, operating expenses, terminal rate, as well as an applicable discount rate for each reporting unit. Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that have been deemed reasonable by the Company. Changes in the estimates or assumptions used in the quantitative impairment test could materially affect the determination of fair value of the Company’s reporting units and the associated goodwill impairment assessment. Potential events and circumstances that could have an adverse impact on the Company's estimates and assumptions include, but are not limited to, lower than expected bookings growth, increases in costs, and other macroeconomic factors.

The Company will complete its annual goodwill impairment test as of November 30, 2026. In addition, throughout the remainder of 2026, the Company will continue to monitor relevant facts and circumstances, including future changes in its stock price, to determine if another interim impairment test is required. The Company may be required to record additional goodwill impairment charges. While management cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on the Company's results of operations and financial condition.

As of March 31, 2026, the Company had $121.5 million of accumulated goodwill impairment losses. Goodwill of $8.3 million is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of March 31, 2026, the date of the last impairment test.

The change in the carrying amount of goodwill for the three months ended March 31, 2026 is summarized as follows (in thousands):

	Research Segment	Consulting Segment	Total
Balance at December 31, 2025	$112,080	$8,301	$120,381
Impairment	(10,800)	—	(10,800)
Translation adjustments	(430)	(31)	(461)
Balance at March 31, 2026	$100,850	$8,270	$109,120

As a result of the substantial and sustained decline in the Company's stock price and its overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025, it was determined that a triggering event occurred as of March 31, 2025, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill as of March 31, 2025 for its Research and Consulting reporting units. As a result of the quantitative impairment test performed, the Company determined goodwill was impaired for its Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the period ended March 31, 2025.

The Company reviews long-lived assets, including property and equipment, operating lease right-of-use assets, and finite-lived intangible assets, for impairment when an event occurs that may indicate potential impairment. In connection with the identified triggering event as of March 31, 2026, the Company performed, prior to the goodwill impairment test, a quantitative assessment of its long-lived assets by comparing undiscounted future cash flows to the net carrying value of the underlying assets, and concluded that its long-lived assets were not impaired. However, if future events occur or if business conditions deteriorate, the Company may be required to record an impairment loss, and or accelerate the amortization of finite-lived intangible assets in the future, which could be material to its results of operations and financial condition.

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	March 31, 2026
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$60,351	$16,649
Total	$77,000	$60,351	$16,649

	December 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$58,270	$18,730
Total	$77,000	$58,270	$18,730

Estimated intangible asset amortization expense for each of the three succeeding years is as follows (in thousands):

2026 (remainder)	$6,243
2027	8,324
2028	2,082
Total	$16,649

Note 5 — Debt

On March 12, 2026, the Company executed a third amendment of its existing Credit Agreement in order to extend its maturity period and to reduce the size of the Revolving Credit Facility in order to decrease its ongoing costs. The key terms of the amendment include (a) an extension of the maturity date from December 2026 until March 12, 2029, (b) a reduction in the Revolving Credit Facility from $150.0 million to $50.0 million, (c) a reduction in the amount that the Company is permitted, subject to approval by the Administrative Agent, to increase commitments under the Revolving Credit Facility from $50.0 million to $15.0 million, and (d) the addition of a minimum liquidity covenant. As part of the amendment, the number of lenders on the facility was reduced from three to one, resulting in the simultaneous borrowing and repayment of $21.0 million of the facility at the closing.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, minimum liquidity amount, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of March 31, 2026.

The Company may voluntarily prepay revolving loans under the credit facility at any time and from time to time, without premium or penalty. No interim amortization payments are required to be made under the credit facility.

Up to $5.0 million of the credit facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of March 31, 2026, $0.7 million in letters of credit were issued under the credit facility.

Outstanding Borrowings

The Company's total outstanding borrowing as of both March 31, 2026 and December 31, 2025 was $35.0 million. The contractual annualized interest rate as of March 31, 2026 was 5.28%.

The Company had $14.3 million of available borrowing capacity on the credit facility (not including the expansion feature) as of March 31, 2026. The weighted average annual effective interest rate for the three months ended March 31, 2026, was 5.09%.

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

Note 7 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended March 31,
Revenues: (1)	2026	2025
North America	$65,250	$72,504
Europe	13,176	11,033
Asia Pacific	5,313	4,833
Other	1,715	1,506
Total	$85,454	$89,876

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of March 31, 2026 or December 31, 2025.

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

During the three months ended March 31, 2026 and 2025, the Company recognized $56.6 million and $58.3 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $320.6 million of revenue is expected to be recognized during the next 36 months from remaining performance obligations as of March 31, 2026.

Reserves for Credit Losses on Accounts Receivable

The allowance for expected credit losses on accounts receivable for the three months ended March 31, 2026 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2025	$360
Provision for expected credit losses	78
Write-offs	(30)
Balance at March 31, 2026	$408

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

Amortization expense related to deferred commissions for the three months ended March 31, 2026 and 2025 was $7.4 million and $7.6 million, respectively, and is recorded in selling and marketing expenses in the Consolidated Statements of Operations. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the three months ended March 31, 2026 and 2025.

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

During the three months ended March 31, 2026, the Company entered into three foreign currency forward exchange contracts, all of which settled by March 31, 2026. Accordingly, as of March 31, 2026, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the three months ended March 31, 2025, the Company entered into three foreign currency forward exchange contracts, all of which settled by March 31, 2025. Accordingly, as of March 31, 2025, there is no amount recorded in the Consolidated Balance Sheets for these contracts.

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

	Three Months Ended
	March 31,
Amount recorded in:	2026	2025
Other income, net	$(50)	$138

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

Additionally, the Company has certain financial assets recorded at fair value at each balance sheet date, including cash equivalents and marketable investments in accordance with the accounting standards for fair value measurements. The fair values of these financial assets have been classified as Level 1, 2, or 3 within the fair value hierarchy as described below:

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

The following table represents the Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$68,690	$—	$68,690
Marketable investments (3)	—	20,043	20,043
Total Assets	$68,690	$20,043	$88,733

	As of December 31, 2025
	Level 1	Level 2	Total
Assets:
Money market funds (2)	$64,743	$—	$64,743
Marketable investments (3)	—	16,722	16,722
Total Assets	$64,743	$16,722	$81,465

(1)
U.S. based funds of $17.2 million are included in cash and cash equivalents and non-U.S. based funds of $51.5 million are included in marketable investments in the Consolidated Balance Sheets.
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

During the three months ended March 31, 2026, the Company did not transfer assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets.

Note 10 – Non-Marketable Investments

At March 31, 2026 and December 31, 2025, the carrying value of the Company’s non-marketable investments, which were composed of an interest in a standalone real-time feedback company (see Note 2 - Divestiture) and of interests in technology-related private equity funds, was $3.2 million, respectively, of which $0.6 million is included in prepaid expenses and other current assets and $2.6 million is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a carrying value of $2.6 million at March 31, 2026, is being accounted for using the cost method and, accordingly, is valued at cost less impairments, if any. The Company’s other investment is accounted for using the equity method. Accordingly, the Company records its share of the investee’s operating results each period, which are included in loss on investments, net in the Consolidated Statement of Operations. Gains and losses from non-marketable investments were immaterial during the three months ended March 31, 2026 and 2025.

The Company uses the cumulative earnings approach to classify distributions received from equity method investments. During the three months ended March 31, 2026, no distributions were received from the funds. During the three months ended March 31, 2025, $1.4 million was distributed from the funds to the Company. This amount was included within other investing activity in the Consolidated Statements of Cash Flows as it was considered a return on investment.

Note 11 — Income Taxes

Forrester provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Certain items such as changes in tax rates, tax benefits or expense related to settlements of share-based awards, tax effects of foreign currency gains or losses, and goodwill impairments are treated as discrete items and are recorded in the period in which they arise.

Income tax expense for the three months ended March 31, 2026 was $3.1 million resulting in an effective tax rate of (17)% for the period. Income tax benefit for the three months ended March 31, 2025 was $1.0 million resulting in an effective tax rate of 1.2% for the period.

The decrease in the effective tax rate during the 2026 period was primarily due to (1) a significant decrease in the forecasted effective tax rate before discrete items in 2026, resulting in a negative tax rate in 2026, compared to a positive rate in 2025, primarily due to a reduction in forecasted pre-tax income exclusive of discrete items in 2026 and (2) a decrease in the pre‑tax loss in 2026 due to the goodwill impairment charge in 2025, which is not deductible for tax purposes.

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing changes to U.S. tax law. The effects of the OBBBA have been incorporated into the Company's estimated annual effective tax rate for the three months ended March 31, 2026 and the impact was not material.

Note 12 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2025	$60	$(1,153)	$(1,093)
Foreign currency translation (1)	—	(1,420)	(1,420)
Unrealized loss, net of tax of $20	(60)	—	(60)
Balance at March 31, 2026	$—	$(2,573)	$(2,573)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2024	$29	$(7,775)	$(7,746)
Foreign currency translation (1)	—	2,458	2,458
Unrealized gain, net of tax of $(1)	4	—	4
Balance at March 31, 2025	$33	$(5,317)	$(5,284)

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Basic weighted average common shares outstanding	19,071	18,890
Weighted average common equivalent shares	—	—
Diluted weighted average common shares outstanding	19,071	18,890
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	2,148	1,286

Note 14 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended March 31, 2026
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2025	25,535	$255	$304,404	$52,574	6,522	$(229,615)	$(1,093)	$126,525
Issuance of common stock under stock plans, including tax effects	162	2	278	—	—	—	—	280
Stock-based compensation expense	—	—	2,554	—	—	—	—	2,554
Net loss	—	—	—	(21,825)	—	—	—	(21,825)
Net change in marketable investments, net of tax	—	—	—	—	—	—	(60)	(60)
Foreign currency translation	—	—	—	—	—	—	(1,420)	(1,420)
Balance at March 31, 2026	25,697	$257	$307,236	$30,749	6,522	$(229,615)	$(2,573)	$106,054

	Three Months Ended March 31, 2025
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	25,119	$251	$292,217	$171,934	6,282	$(227,119)	$(7,746)	$229,537
Issuance of common stock under stock plans, including tax effects	143	2	233	—	—	—	—	235
Stock-based compensation expense	—	—	2,472	—	—	—	—	2,472
Net loss	—	—	—	(87,272)	—	—	—	(87,272)
Net change in marketable investments, net of tax	—	—	—	—	—	—	4	4
Foreign currency translation	—	—	—	—	—	—	2,458	2,458
Balance at March 31, 2025	25,262	$253	$294,922	$84,662	6,282	$(227,119)	$(5,284)	$147,434

Equity Plans

Restricted stock unit activity for the three months ended March 31, 2026 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2025	1,884	$15.41
Granted	276	6.87
Vested	(98)	33.60
Forfeited	(79)	14.72
Unvested at March 31, 2026	1,983	$13.36

Stock option activity for the three months ended March 31, 2026 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2025	348	$16.99
Forfeited	(23)	32.65
Outstanding at March 31, 2026	325	$15.92	8.32	$—
Exercisable at March 31, 2026	68	$33.55	6.39	$—
Vested and expected to vest at March 31, 2026	325	$15.92	8.32	$—

No stock options were granted or exercised during the three months ended March 31, 2026.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cost of services and fulfillment	$1,723	$1,718
Selling and marketing	256	8
General and administrative	740	746
Total	$2,719	$2,472

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended
	March 31,
	2026	2025
	Employee Stock Purchase Plan	Employee Stock Purchase Plan
Average risk-free interest rate	3.72%	4.27%
Expected dividend yield	0.0%	0.0%
Expected life	0.5 Years	0.5 Years
Expected volatility	56%	38%
Weighted average fair value	$1.88	$2.86

Liability-Classified Awards

During 2026, the Company granted stock awards that are being accounted for as liability awards, such that the fair value of the awards are determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded in accrued expenses and other current liabilities. During the three months ended March 31, 2026, the Company recorded $0.2 million of stock-based compensation expense related to these awards.

Treasury Stock

As of March 31, 2026, Forrester’s Board of Directors had authorized an aggregate $610.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During both the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of common stock. From the inception of the program through March 31, 2026, the Company repurchased 18.2 million shares of common stock at an aggregate cost of $532.5 million.

Note 15 — Restructuring and Related Costs

In January 2025, the Company implemented a reduction in its workforce of approximately 6% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $4.2 million of severance and related costs for this action during the fourth quarter of 2024 and $1.8 million during 2025. All costs have been paid as of March 31, 2026.

In February 2026, the Company implemented a reduction in its workforce of approximately 8% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $8.8 million of severance and related costs for this action during the fourth quarter of 2025 and $1.2 million during the first quarter of 2026. In addition, the Company incurred approximately $1.1 million for contract termination costs during the fourth quarter of 2025 and $0.6 million during the first quarter of 2026. The Company also approved plans to close certain of its smaller offices both inside and outside the United States, resulting in a non-cash charge of $0.4 million for accelerated ROU asset amortization in the first quarter of 2026. The Company expects the majority of the accrued restructuring and related costs as of March 31, 2026 to be paid by the end of 2026.

The following table rolls forward the activity in the restructuring accrual for the February 2026 action for the three months ended March 31, 2026 (in thousands):

Accrual at December 31, 2025	$9,789
Additional restructuring and related costs	2,153
Non-cash charge (included above)	(387)
Cash payments	(3,026)
Foreign currency effect	(65)
Accrual at March 31, 2026	$8,464

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

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting the Company's events. As of January 1, 2025, the Company realigned its events sponsorship sales team and as such the costs of this team were not reported as a direct expense of the Events segment during the first and second quarters of 2025. During the third quarter of 2025, the events sponsorship sales team was aligned back to Events and the costs of this team are now being reported as a direct expense of the Events segment. The three months ended March 31, 2025 have been conformed to the current presentation.

The Company evaluates reportable segment performance and allocates resources based on segment operating income (loss). Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, goodwill impairment, restructuring costs, interest expense, credit loss expense on note receivable, other income, and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements. The Company does not review or evaluate assets as part of segment performance. Accordingly, the Company does not identify or allocate assets by reportable segment.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended March 31, 2026
Research revenues	$66,890	$—	$—	$66,890
Consulting revenues	4,842	13,740	—	18,582
Events revenues	—	—	(18)	(18)
Total segment revenues	71,732	13,740	(18)	85,454
Segment expenses (1):
Compensation, benefits and related costs	(23,179)	(6,955)	(1,335)	(31,469)
Professional services	(2,448)	(731)	—	(3,179)
Billable expenses	(73)	(1,240)	—	(1,313)
Travel and entertainment	(446)	(75)	(26)	(547)
Software	(434)	(10)	(13)	(457)
Other segment expenses (2)	(30)	(10)	(14)	(54)
Total segment expenses	(26,610)	(9,021)	(1,388)	(37,019)
Segment operating income (loss)	$45,122	$4,719	$(1,406)	48,435
Selling, marketing, administrative and other expenses				(52,038)
Amortization of intangible assets				(2,081)
Goodwill impairment				(10,800)
Restructuring and related costs				(2,146)
Interest expense and other income				(91)
Loss before income taxes				$(18,721)

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended March 31, 2025
Research revenues	$68,414	$—	$—	$68,414
Consulting revenues	5,058	16,378	—	21,436
Events revenues	—	—	26	26
Total segment revenues	73,472	16,378	26	89,876
Segment expenses (1):
Compensation, benefits and related costs	(22,552)	(6,907)	(1,299)	(30,758)
Professional services	(2,691)	(513)	(1)	(3,205)
Billable expenses	(83)	(1,357)	—	(1,440)
Travel and entertainment	(389)	(112)	(5)	(506)
Software	(377)	—	(17)	(394)
Other segment expenses (2)	(44)	(10)	(16)	(70)
Total segment expenses	(26,136)	(8,899)	(1,338)	(36,373)
Segment operating income (loss)	$47,336	$7,479	$(1,312)	53,503
Selling, marketing, administrative and other expenses				(53,475)
Amortization of intangible assets				(2,217)
Goodwill impairment				(83,895)
Restructuring and related costs				(1,507)
Interest expense, credit loss expense, other income, and loss on investments				(711)
Loss before income taxes				$(88,302)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about changing stakeholder expectations, product development, possible acquisitions, future dividends, future share repurchases, future growth rates, operating income and cash from operations, future tax rates, future remittance of unremitted earnings, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, the anticipated impact of accounting standards, planned renovations of our Cambridge, Massachusetts office space and anticipated capital expenditures, any future impairment charges we may incur, and anticipated future declines in consulting revenue. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich subscriptions to, and licenses of, our Research products and services, our ability to fulfill existing or generate new consulting engagements and advisory services, any adverse economic conditions, including from trade policies and tariffs, that result in a reduction in technology spending or demand for our products and services, our international operations expose us to a variety of operational risks which could negatively impact us, our ability to offer new products and services, the use of Generative AI in our business and by our clients and competitors, our dependence on key personnel, our ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, our business with the U.S. Government, the impact of our outstanding debt, competition and industry consolidation, possible variations in our quarterly operating results, the actual cost of capital expenditures that we undertake, concentration of our stock ownership, the possibility of network disruptions and security breaches, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, taxation risks, any weakness identified in our system of internal controls, and any future impairment charge we incur. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our key metrics focus on our contract value ("CV") products. We are focusing on CV products as these products are our most profitable products and historically our contracts for CV products have renewed at high rates (as measured by our client retention and wallet retention metrics). Our CV products make up essentially all of our research revenues, and research revenues as a percentage of total revenues increased from approximately 76% for the three months ended March 31, 2025 to approximately 78% for the three months ended March 31, 2026.

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV and wallet retention at the planned 2026 foreign currency rates. We have included the recast metrics below for the three months ended March 31, 2025, and we have also provided recast metrics dating back to the first quarter of 2024, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	March 31,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Contract value	$285.3	$295.0	$(9.7)	(3%)
Client retention	78%	73%	5 points
Wallet retention	89%	86%	3 points
Number of clients	1,760	1,822	(62)	(3%)

Contract value at March 31, 2026 decreased by 3% compared to the prior year period due to wallet retention being at 89% for the period (representing retention and enrichment of the prior year CV base) and new client acquisition not fully offsetting the net retention loss. Client retention increased by 5 percentage points at March 31, 2026 compared to the prior year period, and increased by 1 percentage point compared to the prior quarter. We attribute the increase in client retention to our ongoing retention initiatives and to the launch of our AI Access product in the third quarter of 2025. Wallet retention increased by 3 percentage points at March 31, 2026 compared to the prior year period, and increased by 2 percentage points compared to the prior quarter. The increase in wallet retention compared to the prior year period was primarily due to improved client retention.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to, those related to our revenue recognition, credit losses on the note receivable, and goodwill. Management bases its estimates on historical experience, data available at the time the estimates are made, and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Research revenues	78.3%	76.1%
Consulting revenues	21.7	23.9
Events revenues	—	—
Total revenues	100.0	100.0
Operating expenses:
Cost of services and fulfillment	45.2	44.1
Selling and marketing	40.5	39.7
General and administrative	16.8	14.5
Depreciation	1.7	1.6
Amortization of intangible assets	2.5	2.5
Goodwill impairment	12.6	93.3
Restructuring costs	2.5	1.8
Loss from operations	(21.8)	(97.5)
Interest expense	(0.9)	(0.7)
Loss on investments, net	—	(0.1)
Credit loss expense on note receivable	—	(1.0)
Other income, net	0.8	1.1
Loss before income taxes	(21.9)	(98.2)
Income tax expense (benefit)	3.6	(1.1)
Net loss	(25.5%)	(97.1%)

Three Months Ended March 31, 2026 and 2025

Revenues

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$85.5	$89.9	$(4.4)	(5%)
Research revenues	$66.9	$68.4	$(1.5)	(2%)
Consulting revenues	$18.6	$21.4	$(2.9)	(13%)
Events revenues	$—	$—	$—	(—%)

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 2% during the three months ended March 31, 2026 compared to the prior year period, primarily due to the decrease in CV, as discussed above. From a product perspective, the decrease in revenues during the three months ended March 31, 2026 was primarily due to a decline in revenue from subscriptions to our research, partially offset by an increase in reprint revenue.

Consulting revenues decreased 13% during the three months ended March 31, 2026 compared to the prior year period. The decrease in revenues was due to a decrease in delivery of consulting services due to lower client bookings. In February 2026, we announced that we would discontinue selling strategy consulting engagements and would fulfill our backlog of strategy consulting engagements during 2026. Our ongoing consulting business will consist of content marketing consulting and advisory. We anticipate that, on a year over year basis, our 2026 consulting revenues will decline in the low 20 percent range due primarily to the cessation of strategy consulting in 2026.

Events revenues were insignificant during the three months ended March 31, 2026 and 2025 as no events were held during either period.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$38.6	$39.6	$(1.0)	(2%)
Cost of services and fulfillment as a percentage of total revenues	45%	44%	1 point
Service and fulfillment employees (at end of period)	611	672	(61)	(9%)

Cost of services and fulfillment expenses decreased 2% during the three months ended March 31, 2026 compared to the prior year period. The decrease was primarily due to a $1.1 million decrease in facilities costs primarily due to a decrease in lease expense.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$34.6	$35.7	$(1.1)	(3%)
Selling and marketing expenses as a percentage of total revenues	41%	40%	1 point
Selling and marketing employees (at end of period)	564	608	(44)	(7%)

Selling and marketing expenses decreased 3% during the three months ended March 31, 2026 compared to the prior year period. The decrease was primarily due to a $0.9 million decrease in facilities costs primarily due to a decrease in lease expense.

General and Administrative

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$14.4	$13.1	$1.3	10%
General and administrative expenses as a percentage of total revenues	17%	15%	2 points
General and administrative employees (at end of period)	220	230	(10)	(4%)

General and administrative expenses increased 10% during the three months ended March 31, 2026 compared to the prior year period. The increase was primarily due to a $1.4 million increase in professional services.

Depreciation

The fluctuation for depreciation expense was immaterial during the three months ended March 31, 2026 compared to the prior year period.

Amortization of Intangible Assets

The fluctuation for amortization expense was immaterial during the three months ended March 31, 2026 compared to the prior year period.

Goodwill Impairment

As a result of the substantial and sustained decline in our stock price and our overall market capitalization from December 31, 2025 through March 31, 2026, it was determined that a triggering event occurred as of March 31, 2026, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill as of March 31, 2026 for our two reporting units (Research and Consulting) that have goodwill. As a result of the quantitative impairment test performed, we determined goodwill was impaired for our Research reporting unit and recorded a goodwill impairment charge of $10.8 million during the period ended March 31, 2026, which is not deductible for tax purposes.

As a result of the substantial and sustained decline in our stock price and our overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025, it was determined that a triggering event occurred as of March 31, 2025, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill as of March 31, 2025 for our Research and Consulting reporting units. As a result of the quantitative impairment test, we determined goodwill was impaired for our Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the period ended March 31, 2025, which is not deductible for tax purposes.

Restructuring and Related Costs

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

In February 2026, we implemented a reduction in our workforce of approximately 8% across various geographies and functions to better align our cost structure with the revenue outlook for the year. We recorded $8.8 million of severance and related costs for this action during the fourth quarter of 2025 and $1.2 million during the first quarter of 2026. In addition, we incurred approximately $1.1 million for contract termination costs during the fourth quarter of 2025 and $0.6 million during the first quarter of 2026. We also approved plans to close certain of our smaller offices both inside and outside the United States, resulting in a non-cash charge of $0.4 million for accelerated ROU asset amortization in the first quarter of 2026.

Interest Expense

Interest expense consists of interest on our borrowings. The fluctuation in interest expense was immaterial during the three months ended March 31, 2026 compared to the prior year period.

Loss on Investments, Net

Loss on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. The fluctuation for loss on investments, net was immaterial during the three months ended March 31, 2026 compared to the prior year period.

Credit Loss Expense on Note Receivable

Credit loss expense on note receivable recorded in the quarter ended March 31, 2025 consists of an allowance for credit losses on a note receivable from the divestiture of FeedbackNow during the third quarter of 2024.

Other Income, Net

Other income, net primarily consists of interest income, gains and losses on foreign currency, and gains and losses on foreign currency forward contracts. Other income, net decreased by $0.3 million during the three months ended March 31, 2026 compared to the prior year period primarily due to a decrease in interest income.

Income Tax Expense (Benefit)

	Three Months Ended		Absolute	Percentage
	March 31,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Provision for (benefit from) income taxes (dollars in millions)	$3.1	$(1.0)	$4.1	401%
Effective tax rate	(17%)	1%	(18) points

The decrease in the effective tax rate during the 2026 period was primarily due to (1) a significant decrease in the forecasted effective tax rate before discrete items in 2026, resulting in a negative tax rate in 2026, compared to positive rate in 2025, primarily due to a reduction in forecasted pre-tax income exclusive of discrete items in 2026 and (2) a decrease in the pre‑tax loss in 2026 due to the goodwill impairment charge in 2025, which is not deductible for tax purposes. For the full year 2026, we anticipate that our effective tax rate will be in the range of negative 5% to negative 10%.

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

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting our events. As of January 1, 2025, we realigned our events sponsorship sales team and as such the costs of this team were not reported as a direct expense of the Events segment during the first and second quarters of 2025. During the third quarter of 2025, the events sponsorship sales team was aligned back to Events and the costs of this team are now being reported as a direct expense of the Events segment. The three months ended March 31, 2025 have been conformed to the current presentation.

We evaluate reportable segment performance and allocate resources based on segment operating income (loss). Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, goodwill impairment, restructuring costs, interest expense, credit loss expense on note receivable, other income, and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2026
Research revenues	$66,890	$—	$—	$66,890
Consulting revenues	4,842	13,740	—	18,582
Events revenues	—	—	(18)	(18)
Total segment revenues	71,732	13,740	(18)	85,454
Segment expenses	(26,610)	(9,021)	(1,388)	(37,019)
Segment operating income (loss)	45,122	4,719	(1,406)	48,435
Year over year revenue change	(2%)	(16%)	(169%)	(5%)
Year over year expense change	2%	1%	4%	2%

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2025
Research revenues	$68,414	$—	$—	$68,414
Consulting revenues	5,058	16,378	—	21,436
Events revenues	—	—	26	26
Total segment revenues	73,472	16,378	26	89,876
Segment expenses	(26,136)	(8,899)	(1,338)	(36,373)
Segment operating income (loss)	47,336	7,479	(1,312)	53,503

Research segment revenues decreased 2% during the three months ended March 31, 2026 compared to the prior year period. For the three months ended March 31, 2026, research product revenues within this segment decreased 2% primarily due to the decrease in CV, partially offset by an increase in reprint revenue. For the three months ended March 31, 2026, consulting product revenues within this segment decreased 4% primarily due to decreased delivery of consulting services by our research analysts.

Research segment expenses increased 2% during the three months ended March 31, 2026 compared to the prior year period. The increase in expenses was primarily due to a $0.6 million increase in compensation and benefit costs.

Consulting segment revenues decreased 16% during the three months ended March 31, 2026 compared to the prior year period. The decrease in revenues was due to a decrease in delivery of consulting services due to lower client bookings and due to the discontinuation of selling strategy consulting engagements.

Consulting segment expenses were consistent during the three months ended March 31, 2026 compared to the prior year period.

Event segment revenues and expenses were insignificant during the three months ended March 31, 2026 and 2025 as no events were held during either period.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 78% of our revenues during the three months ended March 31, 2026, are generally renewable and are typically payable in advance. We generated cash from operating activities of $25.6 million during the three months ended March 31, 2026, which was consistent with the $26.7 million of cash generated from operating activities during the three months ended March 31, 2025.

During the three months ended March 31, 2026, we used cash in investing activities of $14.1 million primarily from $7.8 million in net purchases of marketable investments and $6.2 million of purchases of property and equipment, which included approximately $5.4 million of leasehold improvements and furniture and fixtures for the renovation of our headquarters. During the three months ended March 31, 2025, we used cash in investing activities of $8.5 million primarily from $9.1 million in net purchases of marketable investments and $0.6 million of purchases of property and equipment, primarily consisting of computer software, partially offset by a $1.4 million distribution received from an equity method investment.

On April 11, 2025, we entered into a third amendment of our lease, and a new lease, for our principal headquarters located in Cambridge, Massachusetts. The effect of these agreements was to early terminate the original lease with respect to the first, second and third floors of the facility by the end of the second quarter of 2026, while also extending the lease term with respect to the fourth, fifth and six floors of the facility through June 30, 2039. As a result of reducing the number of floors that we will occupy, we are renovating floors four to six and currently expect to incur additional cash outflows for capital expenditures of $21.0 million to $22.0 million during the remainder of 2026. Under the terms of the lease agreement, the landlord is providing a tenant improvement allowance of $17.2 million, which is expected to be received in the second and third quarters of 2026. Future cash receipts for the tenant improvement allowance will be classified as operating cash flows in the Consolidated Statement of Cash Flows.

During the three months ended March 31, 2026, we generated cash from financing activities of $0.1 million primarily due to $0.5 million of net proceeds from the issuance of common stock under our stock-based incentive plans, partially offset by $0.2 million in taxes paid related to net share settlements of restricted stock units. During the three months ended March 31, 2025, we generated cash from financing activities of $0.2 million primarily due to $0.7 million of net proceeds from the issuance of common stock under our stock-based incentive plans, partially offset by $0.4 million in taxes paid related to net share settlements of restricted stock units. As of March 31, 2026, our remaining stock repurchase authorization was approximately $77.5 million.

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

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, minimum liquidity amount, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of March 31, 2026 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements (refer to Note 6 – Leases in the Notes to Consolidated Financial Statements for additional information). The remaining duration of non-cancelable office space leases ranges from less than 1 year to 13 years. Remaining lease payments within one year, within two to three years, within four to five years, and after five years from March 31, 2026, are $6.1 million, $14.7 million, $13.1 million, and $37.7 million respectively.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of March 31, 2026, we had cash, cash equivalents, and marketable investments of $145.5 million. This balance includes $102.2 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

As of March 31, 2026, we did not have any significant unrecognized tax benefits for uncertain tax positions.

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

Critical Accounting Policies and Estimates

For information regarding our critical accounting policies and estimates, please refer to Note 1, "Summary of Significant Accounting Policies" and Item 7, “Critical Accounting Estimates” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the critical accounting policies and estimates previously disclosed in that report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in the "Note 17 - Contingencies", in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through March 31, 2026, our Board of Directors authorized an aggregate $610.0 million to purchase common stock under our stock repurchase program. During the quarter ended March 31, 2026, we did not purchase any shares of our common stock under the stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 8, 2026