Form 10-Q
period 2026-06-30
FORRESTER RESEARCH, INC.
filed 2026-08-06
CIK 1023313

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 30, 2026, 19,039,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$59,515	$63,335
Marketable investments	71,317	64,321
Accounts receivable, net of allowance for expected credit losses of $486 and $360 as of June 30, 2026 and December 31, 2025, respectively	36,108	50,850
Deferred commissions	17,075	22,060
Prepaid expenses and other current assets	38,018	12,119
Total current assets	222,033	212,685
Property and equipment, net	31,728	11,217
Operating lease right-of-use assets	29,170	30,662
Goodwill	109,020	120,381
Intangible assets, net	14,568	18,730
Other assets	9,995	10,359
Total assets	$416,514	$404,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,299	$832
Accrued expenses and other current liabilities	60,158	62,418
Current portion of long-term debt	—	35,000
Deferred revenue	147,328	141,812
Total current liabilities	208,785	240,062
Long-term debt	35,000	—
Non-current operating lease liabilities	28,991	29,512
Deferred tax liability	20,132	5,882
Other non-current liabilities	1,966	2,053
Total liabilities	294,874	277,509
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 25,949 and 25,535 shares as of June 30, 2026 and December 31, 2025, respectively
Outstanding - 19,284 and 19,013 shares as of June 30, 2026 and December 31, 2025, respectively	259	255
Additional paid-in capital	309,125	304,404
Retained earnings	46,002	52,574
Treasury stock - 6,665 and 6,522 shares as of June 30, 2026 and December 31, 2025, respectively	(230,722)	(229,615)
Accumulated other comprehensive loss	(3,024)	(1,093)
Total stockholders’ equity	121,640	126,525
Total liabilities and stockholders’ equity	$416,514	$404,034

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Research	$71,708	$77,926	$138,598	$146,340
Consulting	20,042	23,493	38,624	44,929
Events	8,483	10,240	8,465	10,266
Total revenues	100,233	111,659	185,687	201,535
Operating expenses:
Cost of services and fulfillment	43,717	49,654	82,347	89,255
Selling and marketing	34,668	37,314	69,277	73,020
General and administrative	13,109	13,368	27,488	26,429
Depreciation	1,194	1,659	2,633	3,139
Amortization of intangible assets	2,081	2,217	4,162	4,434
Goodwill impairment	—	—	10,800	83,895
Restructuring costs	2,066	491	4,212	1,998
Total operating expenses	96,835	104,703	200,919	282,170
Income (loss) from operations	3,398	6,956	(15,232)	(80,635)
Interest expense	(386)	(675)	(1,190)	(1,342)
Loss on investments, net	—	—	—	(114)
Credit loss expense on note receivable	(900)	—	(900)	(910)
Other income, net	801	835	1,514	1,815
Income (loss) before income taxes	2,913	7,116	(15,808)	(81,186)
Income tax expense (benefit)	(12,340)	3,203	(9,236)	2,173
Net income (loss)	$15,253	$3,913	$(6,572)	$(83,359)
Basic income (loss) per common share	$0.79	$0.21	$(0.34)	$(4.39)
Diluted income (loss) per common share	$0.78	$0.20	$(0.34)	$(4.39)
Basic weighted average common shares outstanding	19,403	19,063	19,237	18,976
Diluted weighted average common shares outstanding	19,455	19,165	19,237	18,976

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$15,253	$3,913	$(6,572)	$(83,359)

Other comprehensive income (loss), net of tax:
Foreign currency translation	(424)	4,980	(1,844)	7,438
Net change in market value of investments	(27)	4	(87)	8
Other comprehensive income (loss)	(451)	4,984	(1,931)	7,446
Comprehensive income (loss)	$14,802	$8,897	$(8,503)	$(75,913)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,572)	$(83,359)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,633	3,139
Impairment of property and equipment	—	67
Amortization of intangible assets	4,162	4,434
Deferred income taxes	14,310	(1,581)
Stock-based compensation	5,613	6,458
Credit losses on note receivable	900	910
Goodwill impairment	10,800	83,895
Reduction in the carrying amount of operating lease right-of-use assets	2,704	4,167
Other, net	594	728
Changes in assets and liabilities:
Accounts receivable	14,400	15,505
Deferred commissions	4,985	5,254
Prepaid expenses and other current assets	(26,490)	(4,578)
Accounts payable	470	804
Accrued expenses and other liabilities	(10,055)	(12,103)
Deferred revenue	6,033	5,512
Operating lease liabilities	536	(6,156)
Net cash provided by operating activities	25,023	23,096
Cash flows from investing activities:
Purchases of property and equipment	(18,238)	(1,250)
Purchases of marketable investments	(16,244)	(25,834)
Proceeds from maturities of marketable investments	5,875	7,100
Proceeds from sales of marketable investments	2,838	3,513
Other investing activity	(113)	1,722
Net cash used in investing activities	(25,882)	(14,749)
Cash flows from financing activities:
Proceeds from borrowings	21,000	—
Payments on borrowings	(21,000)	—
Payment of debt issuance costs	(132)	—
Repurchases of common stock	(956)	(44)
Proceeds from issuance of common stock under employee equity incentive plans	488	663
Taxes paid related to net share settlements of stock-based compensation awards	(916)	(869)
Net cash used in financing activities	(1,516)	(250)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,477)	3,780
Net change in cash, cash equivalents and restricted cash	(3,852)	11,877
Cash, cash equivalents and restricted cash, beginning of period	65,586	58,186
Cash, cash equivalents and restricted cash, end of period	$61,734	$70,063
Supplemental disclosure of cash flow information:
Cash paid for interest	$897	$1,125
Cash paid for income taxes	$2,097	$5,008
Non-cash transactions:
Additions to property and equipment included in accounts payable and accrued expenses	$7,514	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2026 may not be indicative of the results for the year ending December 31, 2026, or any other period.

Reclassification of Prior Year Presentation

Certain amounts from prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the Company's previously reported results of operations, financial position, or cash flows.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	As of June 30,
	2026	2025
Cash and cash equivalents shown in balance sheets	$59,515	$67,767
Restricted cash classified in other assets (1):	2,219	2,296
Cash, cash equivalents and restricted cash shown in statement of cash flows	$61,734	$70,063

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

The repayment terms of the note were modified during the first quarter of 2025 resulting in $1.5 million plus all accrued interest being due in December 2025, and the remainder due in the second quarter of 2026. The Company measures the note receivable on an amortized cost basis and records the estimate of any expected credit losses on the note receivable as an allowance for credit losses. In conjunction with the modification of the repayment terms of the note, the Company updated its analysis of the current expected credit loss for the note. As a result, during the three months ended March 31, 2025, the Company recorded a $0.9 million allowance for credit losses. As a result of a change in the borrower's expected ability to make the scheduled payments on the note, during the three months ended September 30, 2025, the Company's assessment of default risk on the note increased. Accordingly, the Company updated its analysis of the current expected credit loss for the note. As a result, the Company recorded an additional $6.4 million allowance for credit losses during the three months ended September 30, 2025. As anticipated during the Company’s assessment of credit risk during the third quarter of 2025, the scheduled principal and interest payments due in December 2025 and June 2026 were not made by the borrower.

During the three months ended June 30, 2026, the Company's assessment of default risk on the note increased and the Company updated its analysis of the current expected credit loss for the note. As a result, the Company recorded an additional $0.9 million allowance for credit losses during the three months ended June 30, 2026.

If any amount of the note is determined by the Company to be uncollectible due to the borrower’s failure to meet repayment terms or due to the borrower's deteriorating financial condition, the write-off amount, reduced by any previously recorded allowances, would also be recorded as a credit loss expense. As of June 30, 2026, the balance of the note receivable, inclusive of capitalized interest at the stated rate of 8%, is $10.0 million. The carrying value of the note, net of the cumulative allowance for credit losses, is $1.8 million and is recorded within other assets in the Consolidated Balance Sheets. The allowance for credit losses is reported as a valuation account on the balance sheet that is deducted from the note receivable’s amortized cost basis and is included in credit loss expense on note receivable in the Consolidated Statement of Operations.

In addition, given that collection of interest on the loan is less than probable, interest income recognition was suspended during the third quarter of 2025. As such, interest income will only be recognized to the extent that cash is received. In the future, the accrual of interest income will be restored only when the borrower is contractually current or the collection of future payments is reasonably assured. As of June 30, 2026, the note receivable remains in nonaccrual status.

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$18,511	$10	$(45)	$18,476
Money market funds	52,841	—	—	52,841
Total	$71,352	$10	$(45)	$71,317

	As of December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$16,641	$81	$—	$16,722
Money market funds	47,599	—	—	47,599
Total	$64,240	$81	$—	$64,321

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Sales of marketable investments during 2026 and 2025 primarily represent redemptions from non-U.S. based money market funds, and realized gains or losses on sales of marketable investments were immaterial during the three and six months ended June 30, 2026 and 2025.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of June 30, 2026 (in thousands).

	FY 2026	FY 2027	FY 2028	FY 2029	Total
Corporate obligations	$3,688	$5,798	$6,933	$2,057	$18,476
Money market funds	52,841	—	—	—	52,841
Total	$56,529	$5,798	$6,933	$2,057	$71,317

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2026
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$12,052	$45	$—	$—
Total	$12,052	$45	$—	$—

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

Management concluded that a triggering event did not occur during the three months ended June 30, 2026 and as such, a quantitative impairment test of goodwill was not required during the period. While management cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on the Company's results of operations and financial condition. The Company will complete its annual goodwill impairment test as of November 30, 2026. In addition, throughout the remainder of 2026, the Company will continue to monitor relevant facts and circumstances, including future changes in its stock price, to determine if another interim impairment test is required. The Company may be required to record additional goodwill impairment charges.

As of June 30, 2026, the Company had $121.5 million of accumulated goodwill impairment losses. Goodwill of $8.3 million is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of March 31, 2026, the date of the last impairment test.

The change in the carrying amount of goodwill for the six months ended June 30, 2026 is summarized as follows (in thousands):

	Research Segment	Consulting Segment	Total
Balance at December 31, 2025	$112,080	$8,301	$120,381
Impairment	(10,800)	—	(10,800)
Translation adjustments	(522)	(39)	(561)
Balance at June 30, 2026	$100,758	$8,262	$109,020

As a result of the substantial and sustained decline in the Company's stock price and its overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025, it was determined that a triggering event occurred as of March 31, 2025, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill as of March 31, 2025 for its Research and Consulting reporting units. As a result of the quantitative impairment test performed, the Company determined goodwill was impaired for its Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the three month period ended March 31, 2025.

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

	June 30, 2026
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$62,432	$14,568
Total	$77,000	$62,432	$14,568

	December 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	$77,000	$58,270	$18,730
Total	$77,000	$58,270	$18,730

Estimated intangible asset amortization expense for each of the three succeeding years is as follows (in thousands):

2026 (remainder)	$4,162
2027	8,324
2028	2,082
Total	$14,568

Note 5 — Debt

On March 12, 2026, the Company executed a third amendment of its existing Credit Agreement in order to extend its maturity period and to reduce the size of the Revolving Credit Facility. The key terms of the amendment include (a) an extension of the maturity date from December 2026 until March 12, 2029, (b) a reduction in the Revolving Credit Facility from $150.0 million to $50.0 million, (c) a reduction in the amount that the Company is permitted, subject to approval by the Administrative Agent, to increase commitments under the Revolving Credit Facility from $50.0 million to $15.0 million, and (d) the addition of a minimum liquidity covenant. As part of the amendment, the number of lenders on the facility was reduced from three to one, resulting in the simultaneous borrowing and repayment of $21.0 million of the facility at the closing.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, minimum liquidity amount, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of June 30, 2026.

The Company may voluntarily prepay revolving loans under the credit facility at any time and from time to time, without premium or penalty. No interim amortization payments are required to be made under the credit facility.

Up to $5.0 million of the credit facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of June 30, 2026, $0.8 million in letters of credit were issued under the credit facility.

Outstanding Borrowings

The Company's total outstanding borrowing as of both June 30, 2026 and December 31, 2025 was $35.0 million. The contractual annualized interest rate as of June 30, 2026 was 5.23%.

The Company had $14.2 million of available borrowing capacity on the credit facility (not including the expansion feature) as of June 30, 2026. The weighted average annual effective interest rate for the three and six months ended June 30, 2026, was 5.24% and 5.17%, respectively.

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

Note 6 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues: (1)	2026	2025	2026	2025
North America	$77,632	$91,000	$142,882	$163,504
Europe	14,634	13,169	27,810	24,202
Asia Pacific	5,874	5,698	11,188	10,532
Other	2,093	1,792	3,807	3,297
Total	$100,233	$111,659	$185,687	$201,535

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of June 30, 2026 or December 31, 2025.

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

During the six months ended June 30, 2026 and 2025, the Company recognized $98.7 million and $107.1 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $294.3 million of revenue is expected to be recognized during the next 36 months from remaining performance obligations as of June 30, 2026.

Reserves for Credit Losses on Accounts Receivable

The allowance for expected credit losses on accounts receivable for the six months ended June 30, 2026 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2025	$360
Provision for expected credit losses	175
Write-offs	(49)
Balance at June 30, 2026	$486

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

Amortization expense related to deferred commissions for the three months ended June 30, 2026 and 2025 was $8.4 million and $9.0 million, respectively, and is recorded in selling and marketing expenses in the Consolidated Statements of Operations. Amortization expense related to deferred commissions for the six months ended June 30, 2026 and 2025 was $15.8 million and $16.5 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the six months ended June 30, 2026 and 2025.

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

During the six months ended June 30, 2026, the Company entered into five foreign currency forward exchange contracts, all of which settled by June 30, 2026. Accordingly, as of June 30, 2026, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the six months ended June 30, 2025, the Company entered into seven foreign currency forward exchange contracts, all of which settled by June 30, 2025. Accordingly, as of June 30, 2025, there is no amount recorded in the Consolidated Balance Sheets for these contracts.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amount recorded in:	2026	2025	2026	2025
Other income, net	$(60)	$199	$(110)	$337

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

The following table represents the Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$59,258	$—	$59,258
Marketable investments (3)	—	18,476	18,476
Total Assets	$59,258	$18,476	$77,734

	As of December 31, 2025
	Level 1	Level 2	Total
Assets:
Money market funds (2)	$64,743	$—	$64,743
Marketable investments (3)	—	16,722	16,722
Total Assets	$64,743	$16,722	$81,465

(1)
U.S. based funds of $6.4 million are included in cash and cash equivalents and non-U.S. based funds of $52.8 million are included in marketable investments in the Consolidated Balance Sheets.
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

During the six months ended June 30, 2026, the Company did not transfer assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets.

Note 9 – Non-Marketable Investments

At June 30, 2026 and December 31, 2025, the carrying value of the Company’s non-marketable investments, which were composed of an interest in a standalone real-time feedback company (see Note 2 - Divestiture) and of interests in technology-related private equity funds, was $3.2 million, of which $0.6 million is included in prepaid expenses and other current assets and $2.6 million is included in other assets in the Consolidated Balance Sheets.

One of the Company’s investments, with a carrying value of $2.6 million at June 30, 2026, is being accounted for using the cost method and, accordingly, is valued at cost less impairments, if any. The Company’s other investment is accounted for using the equity method. Accordingly, the Company records its share of the investee’s operating results each period, which are included in loss on investments, net in the Consolidated Statement of Operations. Gains and losses from non-marketable investments were immaterial during the three and six months ended June 30, 2026 and 2025.

The Company uses the cumulative earnings approach to classify distributions received from equity method investments. During the six months ended June 30, 2026, no distributions were received from the funds. During the six months ended June 30, 2025, $1.4 million was distributed from the funds to the Company. This amount was included within other investing activity in the Consolidated Statements of Cash Flows as it was considered a return on investment.

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

Income tax benefit for the six months ended June 30, 2026 was $9.2 million resulting in an effective tax rate of 58.4% for the period. Income tax expense for the six months ended June 30, 2025 was $2.2 million resulting in an effective tax rate of (2.7)% for the period.

The effective tax rate of 58.4% for the six months ended June 30, 2026 differs from the statutory tax rate of 21% primarily due to the impact of nondeductible expenses on the forecasted effective tax rate offset by the impact of the non-deductible goodwill impairment, which is recorded as a discrete item during the period. The recognition of the $9.2 million tax benefit for the six months ended June 30, 2026 resulted in an approximate $24.0 million tax asset (in prepaid and other current assets) and an approximate $15.0 million deferred tax liability being recorded in the Consolidated Balance Sheets. The Company is forecasting tax expense to be recorded in the remaining six months of the year which is expected to significantly reduce these balances by December 31, 2026.

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing changes to U.S. tax law. The effects of the OBBBA have been incorporated into the Company's estimated annual effective tax rate for the six months ended June 30, 2026 and the impact was not material.

Note 11 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at March 31, 2026	$—	$(2,573)	$(2,573)
Foreign currency translation (1)	—	(424)	(424)
Unrealized loss, net of tax of $9	(27)	—	(27)
Balance at June 30, 2026	$(27)	$(2,997)	$(3,024)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at March 31, 2025	$33	$(5,317)	$(5,284)
Foreign currency translation (1)	—	4,980	4,980
Unrealized gain, net of tax of $(1)	4	—	4
Balance at June 30, 2025	$37	$(337)	$(300)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2025	$60	$(1,153)	$(1,093)
Foreign currency translation (1)	—	(1,844)	(1,844)
Unrealized loss, net of tax of $29	(87)	—	(87)
Balance at June 30, 2026	$(27)	$(2,997)	$(3,024)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2024	$29	$(7,775)	$(7,746)
Foreign currency translation (1)	—	7,438	7,438
Unrealized gain, net of tax of $(2)	8	—	8
Balance at June 30, 2025	$37	$(337)	$(300)

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic weighted average common shares outstanding	19,403	19,063	19,237	18,976
Weighted average common equivalent shares	52	102	—	—
Diluted weighted average common shares outstanding	19,455	19,165	19,237	18,976
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	1,777	1,305	2,025	1,177

Note 13 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended June 30, 2026
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2026	25,697	$257	$307,236	$30,749	6,522	$(229,615)	$(2,573)	$106,054
Issuance of common stock under stock plans, including tax effects	252	2	(710)	—	—	—	—	(708)
Repurchases of common stock	—	—	—	—	143	(1,107)	—	(1,107)
Stock-based compensation expense	—	—	2,599	—	—	—	—	2,599
Net income	—	—	—	15,253	—	—	—	15,253
Net change in marketable investments, net of tax	—	—	—	—	—	—	(27)	(27)
Foreign currency translation	—	—	—	—	—	—	(424)	(424)
Balance at June 30, 2026	25,949	$259	$309,125	$46,002	6,665	$(230,722)	$(3,024)	$121,640

	Three Months Ended June 30, 2025
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2025	25,262	$253	$294,922	$84,662	6,282	$(227,119)	$(5,284)	$147,434
Issuance of common stock under stock plans, including tax effects	99	1	(442)	—	—	—	—	(441)
Stock-based compensation expense	—	—	3,649	—	—	—	—	3,649
Net income	—	—	—	3,913	—	—	—	3,913
Net change in marketable investments, net of tax	—	—	—	—	—	—	4	4
Foreign currency translation	—	—	—	—	—	—	4,980	4,980
Balance at June 30, 2025	25,361	$254	$298,129	$88,575	6,282	$(227,119)	$(300)	$159,539

	Six Months Ended June 30, 2026
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2025	25,535	$255	$304,404	$52,574	6,522	$(229,615)	$(1,093)	$126,525
Issuance of common stock under stock plans, including tax effects	414	4	(432)	—	—	—	—	(428)
Repurchases of common stock	—	—	—	—	143	(1,107)	—	(1,107)
Stock-based compensation expense	—	—	5,153	—	—	—	—	5,153
Net loss	—	—	—	(6,572)	—	—	—	(6,572)
Net change in marketable investments, net of tax	—	—	—	—	—	—	(87)	(87)
Foreign currency translation	—	—	—	—	—	—	(1,844)	(1,844)
Balance at June 30, 2026	25,949	$259	$309,125	$46,002	6,665	$(230,722)	$(3,024)	$121,640

	Six Months Ended June 30, 2025
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	25,119	$251	$292,217	$171,934	6,282	$(227,119)	$(7,746)	$229,537
Issuance of common stock under stock plans, including tax effects	242	3	(209)	—	—	—	—	(206)
Stock-based compensation expense	—	—	6,121	—	—	—	—	6,121
Net loss	—	—	—	(83,359)	—	—	—	(83,359)
Net change in marketable investments, net of tax	—	—	—	—	—	—	8	8
Foreign currency translation	—	—	—	—	—	—	7,438	7,438
Balance at June 30, 2025	25,361	$254	$298,129	$88,575	6,282	$(227,119)	$(300)	$159,539

Equity Plans

Restricted stock unit activity for the six months ended June 30, 2026 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2025	1,884	$15.41
Granted	718	6.30
Vested	(479)	17.17
Forfeited	(156)	14.68
Unvested at June 30, 2026	1,967	$11.72

Stock option activity for the six months ended June 30, 2026 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2025	348	$16.99
Forfeited	(25)	33.00
Outstanding at June 30, 2026	323	$15.79	8.12	$—
Exercisable at June 30, 2026	125	$22.06	7.47	$—
Vested and expected to vest at June 30, 2026	323	$15.79	8.12	$—

No stock options were granted or exercised during the three and six months ended June 30, 2026.

In May 2026, the stockholders of the Company approved an amendment to the Company’s Third Amended and Restated Employee Stock Purchase Plan, which provided for an additional 450,000 shares of Common Stock, par value $0.01 per share, to be granted under the plan.

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of services and fulfillment	$1,673	$2,460	$3,396	$4,178
Selling and marketing	317	491	573	499
General and administrative	904	1,035	1,644	1,781
Total	$2,894	$3,986	$5,613	$6,458

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025		2026	2025
	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Equity Incentive Plans	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Equity Incentive Plans
Average risk-free interest rate	3.72%	4.27%	3.91%	3.72%	4.27%	3.91%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	0.5 Years	0.5 Years	4.50 Years	0.5 Years	0.5 Years	4.50 Years
Expected volatility	56%	38%	36%	56%	38%	36%
Weighted average fair value	$1.88	$2.86	$3.38	$1.88	$2.86	$3.38

Liability-Classified Awards

During 2025 and 2026, the Company granted stock awards that are being accounted for as liability awards, such that the fair value of the awards are determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded in accrued expenses and other current liabilities. During the three and six months ended June 30, 2026, the Company recorded $0.3 million and $0.5 million, respectively, of stock-based compensation expense related to these awards. During the three and six months ended June 30, 2025, the Company recorded $0.3 million of stock-based compensation expense related to these awards.

Treasury Stock

As of June 30, 2026, Forrester’s Board of Directors had authorized an aggregate $610.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three and six months ended June 30, 2026, the Company repurchased approximately 0.1 million shares of common stock at an aggregate cost of approximately $1.1 million. During the three and six months ended June 30, 2025, the Company did not repurchase any shares of common stock. From the inception of the program through June 30, 2026, the Company repurchased 18.3 million shares of common stock at an aggregate cost of $533.6 million.

Note 14 — Restructuring and Related Costs

In January 2025, the Company implemented a reduction in its workforce of approximately 6% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $4.2 million of severance and related costs for this action during the fourth quarter of 2024 and $1.8 million during 2025. All costs had been paid as of March 31, 2026.

In February 2026, the Company implemented a reduction in its workforce of approximately 8% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $8.8 million of severance and related costs for this action during the fourth quarter of 2025, $1.2 million during the first quarter of 2026, and $2.0 million during the second quarter of 2026. In addition, the Company incurred approximately $1.1 million for contract termination costs during the fourth quarter of 2025 and $0.6 million during the first quarter of 2026. The Company also approved plans to close certain of its smaller offices both inside and outside the United States, resulting in a non-cash charge of $0.4 million for accelerated ROU asset amortization in the first quarter of 2026. The Company expects the majority of the accrued restructuring and related costs as of June 30, 2026 to be paid by the end of 2026.

The following table rolls forward the activity in the restructuring accrual for the February 2026 action for the six months ended June 30, 2026 (in thousands):

Accrual at December 31, 2025	$9,789
Additional restructuring and related costs	4,219
Non-cash charge (included above)	(387)
Cash payments	(5,522)
Foreign currency effect	(101)
Accrual at June 30, 2026	$7,998

Note 15 — Operating Segments

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

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting the Company's events. As of January 1, 2025, the Company realigned its events sponsorship sales team and as such the costs of this team were not reported as a direct expense of the Events segment during the first and second quarters of 2025. During the third quarter of 2025, the events sponsorship sales team was aligned back to Events and the costs of this team are now being reported as a direct expense of the Events segment. The three and six months ended June 30, 2025 have been conformed to the current presentation.

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

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended June 30, 2026
Research revenues	$71,708	$—	$—	$71,708
Consulting revenues	5,743	14,299	—	20,042
Events revenues	—	—	8,483	8,483
Total segment revenues	77,451	14,299	8,483	100,233
Segment expenses (1):
Compensation, benefits and related costs	(22,805)	(6,064)	(1,296)	(30,165)
Direct cost of events	—	—	(7,088)	(7,088)
Professional services	(1,584)	(560)	—	(2,144)
Billable expenses	(104)	(1,297)	—	(1,401)
Travel and entertainment	(763)	(96)	(134)	(993)
Software	(421)	(13)	4	(430)
Other segment expenses (2)	(23)	(4)	(29)	(56)
Total segment expenses	(25,700)	(8,034)	(8,543)	(42,277)
Segment operating income (loss)	$51,751	$6,265	$(60)	57,956
Selling, marketing, administrative and other expenses				(50,411)
Amortization of intangible assets				(2,081)
Restructuring and related costs				(2,066)
Interest expense, credit loss expense, and other income				(485)
Income before income taxes				$2,913

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended June 30, 2025
Research revenues	$77,926	$—	$—	$77,926
Consulting revenues	5,789	17,704	—	23,493
Events revenues	—	—	10,240	10,240
Total segment revenues	83,715	17,704	10,240	111,659
Segment expenses (1):
Compensation, benefits and related costs	(23,414)	(7,256)	(1,415)	(32,085)
Direct cost of events	—	—	(8,973)	(8,973)
Professional services	(1,657)	(1,010)	(76)	(2,743)
Billable expenses	(102)	(1,756)	—	(1,858)
Travel and entertainment	(628)	(130)	(50)	(808)
Software	(354)	—	(17)	(371)
Other segment expenses (2)	(27)	(4)	(8)	(39)
Total segment expenses	(26,182)	(10,156)	(10,539)	(46,877)
Segment operating income (loss)	$57,533	$7,548	$(299)	64,782
Selling, marketing, administrative and other expenses				(55,118)
Amortization of intangible assets				(2,217)
Restructuring and related costs				(491)
Interest expense and other income				160
Income before income taxes				$7,116
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Six Months Ended June 30, 2026
Research revenues	$138,598	$—	$—	$138,598
Consulting revenues	10,585	28,039	—	38,624
Events revenues	—	—	8,465	8,465
Total segment revenues	149,183	28,039	8,465	185,687
Segment expenses (1):
Compensation, benefits and related costs	(45,984)	(13,019)	(2,631)	(61,634)
Direct cost of events	—	—	(7,088)	(7,088)
Professional services	(4,032)	(1,291)	—	(5,323)
Billable expenses	(177)	(2,537)	—	(2,714)
Travel and entertainment	(1,209)	(171)	(160)	(1,540)
Software	(855)	(23)	(9)	(887)
Other segment expenses (2)	(53)	(14)	(43)	(110)
Total segment expenses	(52,310)	(17,055)	(9,931)	(79,296)
Segment operating income (loss)	$96,873	$10,984	$(1,466)	106,391
Selling, marketing, administrative and other expenses				(102,449)
Amortization of intangible assets				(4,162)
Goodwill impairment				(10,800)
Restructuring and related costs				(4,212)
Interest expense, credit loss expense, and other income				(576)
Loss before income taxes				$(15,808)
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Six Months Ended June 30, 2025
Research revenues	$146,340	$—	$—	$146,340
Consulting revenues	10,847	34,082	—	44,929
Events revenues	—	—	10,266	10,266
Total segment revenues	157,187	34,082	10,266	201,535
Segment expenses (1):
Compensation, benefits and related costs	(45,966)	(14,163)	(2,714)	(62,843)
Direct cost of events	—	—	(8,973)	(8,973)
Professional services	(4,348)	(1,523)	(77)	(5,948)
Billable expenses	(185)	(3,113)	—	(3,298)
Travel and entertainment	(1,017)	(242)	(55)	(1,314)
Software	(731)	—	(34)	(765)
Other segment expenses (2)	(71)	(14)	(24)	(109)
Total segment expenses	(52,318)	(19,055)	(11,877)	(83,250)
Segment operating income (loss)	$104,869	$15,027	$(1,611)	118,285
Selling, marketing, administrative and other expenses				(108,593)
Amortization of intangible assets				(4,434)
Goodwill impairment				(83,895)
Restructuring and related costs				(1,998)
Interest expense, credit loss expense, other income, and loss on investments				(551)
Loss before income taxes				$(81,186)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions are intended to identify these forward-looking statements. Reference is made in particular to our statements about changing stakeholder expectations, product development, possible acquisitions, future dividends, future share repurchases, future growth rates, operating income and cash from operations, future tax rates, future remittance of unremitted earnings, future deferred revenue, future compliance with financial covenants under our credit facility, future interest expense, anticipated increases in, and productivity of, our sales force and headcount, the adequacy of our cash, and cash flows to satisfy our working capital and capital expenditures, the anticipated impact of accounting standards, ongoing renovations of our Cambridge, Massachusetts office space and anticipated capital expenditures, any future impairment charges we may incur, and anticipated future declines in consulting revenue. These statements are based on our current plans and expectations and involve risks and uncertainties. Important factors that could cause actual future activities and results to differ include, among others, our ability to retain and enrich subscriptions to, and licenses of, our Research products and services, our ability to fulfill existing or generate new consulting engagements and advisory services, any adverse economic conditions, including from trade policies and tariffs, that result in a reduction in technology spending or demand for our products and services, our international operations expose us to a variety of operational risks which could negatively impact us, our ability to offer new products and services, the use of Generative AI in our business and by our clients and competitors, our dependence on key personnel, our ability to attract and retain qualified professional staff, our ability to respond to business and economic conditions and market trends, our business with the U.S. Government, the impact of our outstanding debt, competition and industry consolidation, possible variations in our quarterly operating results, the actual cost of capital expenditures that we undertake, concentration of our stock ownership, the possibility of network disruptions and security breaches, our ability to enforce and protect our intellectual property rights, compliance with privacy laws, taxation risks, any weakness identified in our system of internal controls, and any future impairment charge we incur. These risks are described more completely in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our key metrics focus on our contract value ("CV") products. We are focusing on CV products as these products are our most profitable products and historically our contracts for CV products have renewed at high rates (as measured by our client retention and wallet retention metrics). Our CV products make up essentially all our research revenues, and research revenues as a percentage of total revenues increased from approximately 73% for the six months ended June 30, 2025 to approximately 75% for the six months ended June 30, 2026.

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV and wallet retention at the planned 2026 foreign currency rates. We have included the recast metrics below for the six months ended June 30, 2025, and we have also provided recast metrics dating back to the second quarter of 2024, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Contract value	$283.2	$292.8	$(9.6)	(3%)
Client retention	77%	74%	3 points
Wallet retention	89%	85%	4 points
Number of clients	1,770	1,805	(35)	(2%)

Contract value at June 30, 2026 decreased by 3% compared to the prior year period due to wallet retention being at 89% for the period (representing retention and enrichment of the prior year CV base) and new client acquisition not fully offsetting the net retention loss. Client retention increased by 3 percentage points at June 30, 2026 compared to the prior year period, and decreased by 1 percentage point compared to the prior quarter. The increase in client retention compared to prior year period was primarily due to our ongoing retention initiatives and to the launch of our AI Access product in the third quarter of 2025. Wallet retention increased by 4 percentage points at June 30, 2026 compared to the prior year period, and was consistent compared to the prior quarter. The increase in wallet retention compared to the prior year period was primarily due to improved client retention.

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

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Research revenues	71.5%	69.8%	74.6%	72.6%
Consulting revenues	20.0	21.0	20.8	22.3
Events revenues	8.5	9.2	4.6	5.1
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	43.6	44.5	44.3	44.3
Selling and marketing	34.6	33.4	37.3	36.2
General and administrative	13.1	12.0	14.8	13.1
Depreciation	1.2	1.5	1.5	1.6
Amortization of intangible assets	2.1	2.0	2.2	2.2
Goodwill impairment	—	—	5.8	41.6
Restructuring costs	2.0	0.4	2.3	1.0
Income (loss) from operations	3.4	6.2	(8.2)	(40.0)
Interest expense	(0.4)	(0.6)	(0.6)	(0.7)
Loss on investments, net	—	—	—	(0.1)
Credit loss expense on note receivable	(0.9)	—	(0.5)	(0.4)
Other income, net	0.8	0.8	0.8	0.9
Income (loss) before income taxes	2.9	6.4	(8.5)	(40.3)
Income tax expense (benefit)	(12.3)	2.9	(5.0)	1.1
Net income (loss)	15.2%	3.5%	(3.5%)	(41.4%)

Three and Six Months Ended June 30, 2026 and 2025

Revenues

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$100.2	$111.7	$(11.4)	(10%)
Research revenues	$71.7	$77.9	$(6.2)	(8%)
Consulting revenues	$20.0	$23.5	$(3.5)	(15%)
Events revenues	$8.5	$10.2	$(1.8)	(17%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$185.7	$201.5	$(15.8)	(8%)
Research revenues	$138.6	$146.3	$(7.7)	(5%)
Consulting revenues	$38.6	$44.9	$(6.3)	(14%)
Events revenues	$8.5	$10.3	$(1.8)	(18%)

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 8% and 5% during the three and six months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to the decrease in CV, as discussed above. From a product perspective, the decrease in revenues during the three and six months ended June 30, 2026 was primarily due to a decline in revenue from subscriptions to our research as well as a decrease in reprint revenue.

Consulting revenues decreased 15% and 14% during the three and six months ended June 30, 2026, respectively, compared to the prior year periods. The decrease in revenues during the three and six months ended June 30, 2026 was due to a decrease in delivery of consulting services due to lower client bookings. In February 2026, we announced that we would discontinue selling strategy consulting engagements and would fulfill our backlog of strategy consulting engagements during 2026. Our ongoing consulting business will consist of content marketing consulting and advisory. We anticipate that, on a year over year basis, our 2026 consulting revenues will decline in the low 20 percent range due primarily to the cessation of strategy consulting in 2026.

Events revenues decreased 17% and 18% during the three and six months ended June 30, 2026, respectively, compared to the prior year periods. The decrease in revenues during the three and six months ended June 30, 2026 was due to a decrease in sponsorship revenues as well as a decrease in event ticket revenue.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$43.7	$49.7	$(5.9)	(12%)
Cost of services and fulfillment as a percentage of total revenues	44%	45%	(1) point
Service and fulfillment employees (at end of period)	590	648	(58)	(9%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$82.3	$89.3	$(6.9)	(8%)
Cost of services and fulfillment as a percentage of total revenues	44%	44%	—

Cost of services and fulfillment expenses decreased 12% during the three months ended June 30, 2026 compared to the prior year period. The decrease was primarily due (1) a $1.9 million decrease in event costs due primarily to the reformatting of certain of our events to smaller regional venues, (2) a $1.5 million decrease in compensation and benefits costs due to a decrease in headcount, (3) a $1.0 million decrease in professional services costs related to the decrease in consulting revenues, (4) a $0.8 million decrease in stock compensation expense, and (5) a $0.7 million decrease in facilities costs primarily due to a decrease in lease expense.

Cost of services and fulfillment expenses decreased 8% during the six months ended June 30, 2026 compared to the prior year period. The decrease was primarily due (1) a $1.9 million decrease in event costs due primarily to the reformatting of certain of our events to smaller regional venues, (2) a $1.8 million decrease in facilities costs primarily due to a decrease in lease expense, (3) a $1.3 million decrease in compensation and benefits costs due to a decrease in headcount, partially offset by an increase in incentive bonus costs, (4) a $1.1 million decrease in professional services costs related to the decrease in consulting revenues, and (5) a $0.8 million decrease in stock compensation expense.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$34.7	$37.3	$(2.6)	(7%)
Selling and marketing expenses as a percentage of total revenues	35%	33%	2 points
Selling and marketing employees (at end of period)	553	589	(36)	(6%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$69.3	$73.0	$(3.7)	(5%)
Selling and marketing expenses as a percentage of total revenues	37%	36%	1 point

Selling and marketing expenses decreased 7% during the three months ended June 30, 2026 compared to the prior year period. The decrease was primarily due to (1) a $1.4 million decrease in compensation and benefits costs due to a decrease in headcount and commissions expense and (2) a $0.5 million decrease in facilities costs primarily due to a decrease in lease expense.

Selling and marketing expenses decreased 5% during the six months ended June 30, 2026 compared to the prior year period. The decrease was primarily due to (1) a $1.7 million decrease in compensation and benefits costs due to a decrease in headcount and commissions expense, (2) a $1.4 million decrease in facilities costs primarily due to a decrease in lease expense, and (3) a $0.8 million decrease in professional services costs.

General and Administrative

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$13.1	$13.4	$(0.3)	(2%)
General and administrative expenses as a percentage of total revenues	13%	12%	1 point
General and administrative employees (at end of period)	218	228	(10)	(4%)

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$27.5	$26.4	$1.1	4%
General and administrative expenses as a percentage of total revenues	15%	13%	2 points

General and administrative expenses decreased 2% during the three months ended June 30, 2026 compared to the prior year period. The decrease was primarily due to a $0.5 million decrease in compensation and benefits costs due to a decrease in headcount.

General and administrative expenses increased 4% during the six months ended June 30, 2026 compared to the prior year period. The increase was primarily due to a $1.5 million increase in legal costs, partially offset by a $0.6 million decrease in facilities costs primarily due to a decrease in lease expense.

Depreciation

Depreciation expense decreased by $0.5 million during the three and six months ended June 30, 2026 compared to the prior year periods due to certain software and leasehold improvement assets becoming fully depreciated.

Amortization of Intangible Assets

The fluctuation for amortization expense was immaterial during the three and six months ended June 30, 2026 compared to the prior year periods.

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

We concluded that a triggering event did not occur during the three months ended June 30, 2026 and as such, a quantitative impairment test of goodwill was not required during the period. We will continue to monitor relevant facts and circumstances, including future changes in our stock price. We may be required to record additional goodwill impairment charges. While we cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on our results of operations and financial condition.

As a result of the substantial and sustained decline in our stock price and our overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the continued impact from the conditions in the macroeconomic environment, uncertainty created by changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025, it was determined that a triggering event occurred as of March 31, 2025, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill as of March 31, 2025 for our Research and Consulting reporting units. As a result of the quantitative impairment test, we determined goodwill was impaired for our Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the three month period ended March 31, 2025, which is not deductible for tax purposes.

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

In February 2026, we implemented a reduction in our workforce of approximately 8% across various geographies and functions to better align our cost structure with the revenue outlook for the year. We recorded $8.8 million of severance and related costs for this action during the fourth quarter of 2025, $1.2 million during the first quarter of 2026, and $2.0 million during the second quarter of 2026. In addition, we incurred approximately $1.1 million for contract termination costs during the fourth quarter of 2025 and $0.6 million during the first quarter of 2026. We also approved plans to close certain of our smaller offices both inside and outside the United States, resulting in a non-cash charge of $0.4 million for accelerated ROU asset amortization in the first quarter of 2026.

Interest Expense

Interest expense consists of interest on our borrowings. The fluctuation in interest expense was immaterial during the three and six months ended June 30, 2026 compared to the prior year periods.

Loss on Investments, Net

Loss on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. The fluctuation for loss on investments, net was immaterial during the three and six months ended June 30, 2026 compared to the prior year periods.

Credit Loss Expense on Note Receivable

Credit loss expense on note receivable recorded in the quarters ending June 30, 2026 and March 31, 2025 consist of an allowance for credit losses on a note receivable from the divestiture of FeedbackNow during the third quarter of 2024 (see Note 2 - Divestiture).

Other Income, Net

Other income, net primarily consists of interest income, gains and losses on foreign currency, and gains and losses on foreign currency forward contracts. The fluctuation for other income, net was immaterial during the three and six months ended June 30, 2026 compared to the prior year periods.

Income Tax Expense (Benefit)

	Three Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Provision for (benefit from) income taxes (dollars in millions)	$(12.3)	$3.2	$(15.5)	(485%)
Effective tax rate	(424%)	45%	(469) points

	Six Months Ended		Absolute	Percentage
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Provision for (benefit from) income taxes (dollars in millions)	$(9.2)	$2.2	$(11.4)	(525%)
Effective tax rate	58%	(3%)	61 points

The effective tax rate of 58.4% for the six months ended June 30, 2026 differs from the statutory tax rate of 21% primarily due to the impact of nondeductible expenses on the forecasted effective tax rate offset by the impact of the non-deductible goodwill impairment, which is recorded as a discrete item during the period. The recognition of the $9.2 million tax benefit for the six months ended June 30, 2026 resulted in an approximate $24.0 million tax asset (in prepaid and other current assets) and an approximate $15.0 million deferred tax liability being recorded in the Consolidated Balance Sheets. We are forecasting tax expense to be recorded in the remaining six months of the year, resulting in an effective tax rate in the range of negative 10% to negative 20% for the full year, which is expected to significantly reduce these balances by December 31, 2026.

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

The Events segment includes the revenues and the costs of the organization responsible for developing and hosting our events. As of January 1, 2025, we realigned our events sponsorship sales team and as such the costs of this team were not reported as a direct expense of the Events segment during the first and second quarters of 2025. During the third quarter of 2025, the events sponsorship sales team was aligned back to Events and the costs of this team are now being reported as a direct expense of the Events segment. The three and six months ended June 30, 2025 have been conformed to the current presentation.

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

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2026
Research revenues	$71,708	$—	$—	$71,708
Consulting revenues	5,743	14,299	—	20,042
Events revenues	—	—	8,483	8,483
Total segment revenues	77,451	14,299	8,483	100,233
Segment expenses	(25,700)	(8,034)	(8,543)	(42,277)
Segment operating income (loss)	51,751	6,265	(60)	57,956
Year over year revenue change	(7%)	(19%)	(17%)	(10%)
Year over year expense change	(2%)	(21%)	(19%)	(10%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2025
Research revenues	$77,926	$—	$—	$77,926
Consulting revenues	5,789	17,704	—	23,493
Events revenues	—	—	10,240	10,240
Total segment revenues	83,715	17,704	10,240	111,659
Segment expenses	(26,182)	(10,156)	(10,539)	(46,877)
Segment operating income (loss)	57,533	7,548	(299)	64,782

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2026
Research revenues	$138,598	$—	$—	$138,598
Consulting revenues	10,585	28,039	—	38,624
Events revenues	—	—	8,465	8,465
Total segment revenues	149,183	28,039	8,465	185,687
Segment expenses	(52,310)	(17,055)	(9,931)	(79,296)
Segment operating income (loss)	96,873	10,984	(1,466)	106,391
Year over year revenue change	(5%)	(18%)	(18%)	(8%)
Year over year expense change	(—%)	(10%)	(16%)	(5%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Six Months Ended June 30, 2025
Research revenues	$146,340	$—	$—	$146,340
Consulting revenues	10,847	34,082	—	44,929
Events revenues	—	—	10,266	10,266
Total segment revenues	157,187	34,082	10,266	201,535
Segment expenses	(52,318)	(19,055)	(11,877)	(83,250)
Segment operating income (loss)	104,869	15,027	(1,611)	118,285

Research segment revenues decreased 7% and 5% during the three and six months ended June 30, 2026, respectively, compared to the prior year periods. For the three and six months ended June 30, 2026, research product revenues within this segment decreased 8% and 5%, respectively, primarily due to the decrease in CV. For the three and six months ended June 30, 2026, consulting product revenues within this segment decreased 1% and 2%, respectively, primarily due to decreased delivery of consulting services by our research analysts, partially offset by increased delivery of advisory services.

Research segment expenses decreased 2% during the three months ended June 30, 2026 compared to the prior year period. The decrease in expenses during the three months ended June 30, 2026 was primarily due to a $0.6 million decrease in compensation and benefit costs primarily due to a decrease in headcount. Research segment expenses were consistent during the six months ended June 30, 2026 compared to the prior year period

Consulting segment revenues decreased 19% and 18% during the three and six months ended June 30, 2026, respectively, compared to the prior year periods. The decrease in revenues during the three and six months ended June 30, 2026 was due to a decrease in delivery of consulting services due to lower client bookings and due to the discontinuation of selling strategy consulting engagements.

Consulting segment expenses decreased 21% and 10% during the three and six months ended June 30, 2026, respectively, compared to the prior year periods. The decrease in expenses during the three months ended June 30, 2026 was primarily due to (1) a $1.2 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $0.5 million decrease in billable fees. The decrease in expenses during the six months ended June 30, 2026 was primarily due to (1) a $1.1 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $0.6 million decrease in billable fees.

Event segment revenues decreased 17% and 18% during the three and six months ended June 30, 2026, respectively, compared to the prior year periods. The decrease in revenues was due to a decrease in sponsorship revenues as well as a decrease in event ticket revenue.

Event segment expenses decreased 19% and 16% during the three and six months ended June 30, 2026, respectively, compared to the prior year periods. The decrease in expenses for both the three and six months ended June 30, 2026 was due primarily to a $1.9 million decrease in event costs due primarily to the reformatting of certain of our events to smaller regional venues.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 75% of our revenues during the six months ended June 30, 2026, are generally renewable and are typically payable in advance. We generated cash from operating activities of $25.0 million and $23.1 million during the six months ended June 30, 2026 and 2025, respectively. The $1.9 million increase in cash from operations for the six months ended June 30, 2026 compared to the prior year period was primarily due to $2.7 million received for the tenant improvement allowance related to the new lease for our principal headquarters. The remaining $14.5 million of the tenant improvement allowance is expected to be received in the third quarter of 2026.

During the six months ended June 30, 2026, we used cash in investing activities of $25.9 million primarily from $18.2 million of purchases of property and equipment, which included approximately $16.6 million of leasehold improvements and furniture and fixtures for the renovation of our headquarters, and $7.5 million in net purchases of marketable investments. We anticipate spending an additional $10.0 million to $11.0 million during the third quarter of 2026 on the renovation of our headquarters. During the six months ended June 30, 2025, we used cash in investing activities of $14.7 million primarily from $15.2 million in net purchases of marketable investments and $1.3 million of purchases of property and equipment, primarily consisting of computer software, partially offset by a $1.4 million distribution received from an equity method investment.

On April 11, 2025, we entered into a third amendment of our lease, and a new lease, for our principal headquarters located in Cambridge, Massachusetts. The effect of these agreements was to early terminate the original lease with respect to the first, second and third floors of the facility by the end of the second quarter of 2026, while also extending the lease term with respect to the fourth, fifth and six floors of the facility through June 30, 2039. As a result of reducing the number of floors that we will occupy, we are renovating floors four to six of the facility.

During the six months ended June 30, 2026, we used $1.5 million of cash in financing activities primarily due to $1.0 million for purchases of our common stock and $0.9 million in taxes paid related to net share settlements of restricted stock units, partially offset by $0.5 million of net proceeds from the issuance of common stock under our stock-based incentive plans. During the six months ended June 30, 2025, we used $0.3 million of cash in financing activities primarily due to $0.9 million in taxes paid related to net share settlements of restricted stock units, partially offset by $0.7 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of June 30, 2026, our remaining stock repurchase authorization was approximately $76.4 million. We anticipate purchasing additional shares of our common stock in the second half of 2026.

On March 12, 2026, we executed a third amendment of the credit facility in order to extend its maturity period and to reduce the size of the facility in order to decrease ongoing costs of the facility. The key terms of the amendment include (a) an extension of the maturity date from December 2026 until March 2029, (b) a reduction in the facility from $150.0 million to $50.0 million, (c) a reduction in the amount that we are permitted, subject to approval by the administrative agent, to increase commitments under the facility from $50.0 million to $15.0 million, and (d) the addition of a minimum liquidity covenant.

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, minimum liquidity amount, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of June 30, 2026 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements. The remaining duration of non-cancelable office space leases ranges from less than 1 year to 13 years. Remaining lease payments within one year, within two to three years, within four to five years, and after five years from June 30, 2026, are $5.0 million, $15.4 million, $13.2 million, and $37.6 million respectively.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of June 30, 2026, we had cash, cash equivalents, and marketable investments of $130.8 million. This balance includes $99.8 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

As of June 30, 2026, we did not have any significant unrecognized tax benefits for uncertain tax positions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through June 30, 2026, our Board of Directors authorized an aggregate of $610.0 million to purchase common stock under our stock repurchase program. During the quarter ended June 30, 2026, we purchased the following shares of our common stock under the stock repurchase program.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total Number of	Average Price	Purchased as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
Period	(#)	($)	(#)	(In thousands)
April 1 - April 30	—	$—	—	$77,467
May 1 - May 31	—	$—	—	$77,467
June 1 - June 30	144,000	$7.69	144,000	$76,360
Total for the quarter	144,000		144,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Registration Statement on Form S-1A filed on November 5, 1996)

3.2	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Form 8-K filed on May 25, 2017)

3.4	Amended and Restated By-Laws of Forrester Research, Inc. (see Exhibit 3.4 to Annual Report on Form 10-K for the year ended December 31, 2022)

4.1	Specimen Certificate for shares of Common Stock, $.01 par value, of Forrester Research, Inc. (see Exhibit 4 to Registration Statement on Form S-1A filed on November 5, 1996)

10.1	Amended and Restated Employee Stock Purchase Plan, effective March 25, 2026 (see Exhibit 10.1 to Form 8-K filed on May 13, 2026)

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents. (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ L. CHRISTIAN FINN
L. Christian Finn
Chief Financial Officer (Principal financial officer)

Date: August 6, 2026