Form 10-Q
period 2026-09-30
FORRESTER RESEARCH, INC.
filed 2026-11-06
CIK 1023313

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

As of November 2, 2026, 18,148,000 shares of the registrant’s common stock were outstanding.

FORRESTER RESEARCH, INC.

PART I.

ITEM 1. FINANCIAL STATEMENTS

FORRESTER RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$54,092	$63,335
Marketable investments	63,519	64,321
Accounts receivable, net of allowance for expected credit losses of $439 and $360 as of September 30, 2026 and December 31, 2025, respectively	29,978	50,850
Deferred commissions	15,537	22,060
Prepaid expenses and other current assets	20,418	12,119
Total current assets	183,544	212,685
Property and equipment, net	31,770	11,217
Operating lease right-of-use assets	28,302	30,662
Goodwill	108,944	120,381
Intangible assets, net	12,486	18,730
Other assets	9,583	10,359
Total assets	$374,629	$404,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$299	$832
Accrued expenses and other current liabilities	43,823	62,418
Current portion of long-term debt	—	35,000
Deferred revenue	135,049	141,812
Total current liabilities	179,171	240,062
Long-term debt	30,000	—
Non-current operating lease liabilities	44,386	29,512
Other non-current liabilities	11,918	7,935
Total liabilities	265,475	277,509
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized - 500 shares; issued and outstanding - none	—	—
Common stock, $0.01 par value
Authorized - 125,000 shares
Issued - 26,094 and 25,535 shares as of September 30, 2026 and December 31, 2025, respectively
Outstanding - 18,506 and 19,013 shares as of September 30, 2026 and December 31, 2025, respectively	261	255
Additional paid-in capital	311,792	304,404
Retained earnings	41,581	52,574
Treasury stock - 7,588 and 6,522 shares as of September 30, 2026 and December 31, 2025, respectively	(241,098)	(229,615)
Accumulated other comprehensive loss	(3,382)	(1,093)
Total stockholders’ equity	109,154	126,525
Total liabilities and stockholders’ equity	$374,629	$404,034

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Research	$70,138	$72,652	$208,736	$218,992
Consulting	14,744	21,475	53,368	66,404
Events	1,225	168	9,690	10,434
Total revenues	86,107	94,295	271,794	295,830
Operating expenses:
Cost of services and fulfillment	34,489	37,711	116,836	126,966
Selling and marketing	33,639	36,011	102,916	109,031
General and administrative	12,498	12,478	39,986	38,907
Depreciation	1,557	1,532	4,190	4,671
Amortization of intangible assets	2,081	2,217	6,243	6,651
Goodwill impairment	—	—	10,800	83,895
Restructuring costs (credits)	(538)	(111)	3,674	1,887
Total operating expenses	83,726	89,838	284,645	372,008
Income (loss) from operations	2,381	4,457	(12,851)	(76,178)
Interest expense	(511)	(684)	(1,701)	(2,026)
Loss on investments, net	—	—	—	(114)
Credit loss expense on note receivable	—	(6,400)	(900)	(7,310)
Other income, net	596	938	2,110	2,753
Income (loss) before income taxes	2,466	(1,689)	(13,342)	(82,875)
Income tax expense (benefit)	6,887	437	(2,349)	2,610
Net loss	$(4,421)	$(2,126)	$(10,993)	$(85,485)
Basic loss per common share	$(0.23)	$(0.11)	$(0.57)	$(4.49)
Diluted loss per common share	$(0.23)	$(0.11)	$(0.57)	$(4.49)
Basic weighted average common shares outstanding	18,916	19,113	19,130	19,022
Diluted weighted average common shares outstanding	18,916	19,113	19,130	19,022

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(4,421)	$(2,126)	$(10,993)	$(85,485)

Other comprehensive income (loss), net of tax:
Foreign currency translation	(278)	(893)	(2,122)	6,545
Net change in market value of investments	(80)	21	(167)	29
Other comprehensive income (loss)	(358)	(872)	(2,289)	6,574
Comprehensive loss	$(4,779)	$(2,998)	$(13,282)	$(78,911)

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,993)	$(85,485)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,190	4,671
Impairment of property and equipment	—	67
Amortization of intangible assets	6,243	6,651
Deferred income taxes	4,641	(3,537)
Stock-based compensation	8,196	9,831
Credit losses on note receivable	900	7,310
Goodwill impairment	10,800	83,895
Reduction in the carrying amount of operating lease right-of-use assets	3,610	5,419
Other, net	886	941
Changes in assets and liabilities:
Accounts receivable	20,355	21,996
Deferred commissions	6,523	6,505
Prepaid expenses and other current assets	(9,085)	(3,995)
Accounts payable	(531)	845
Accrued expenses and other liabilities	(18,716)	(15,363)
Deferred revenue	(6,739)	(6,924)
Operating lease liabilities	13,128	(8,534)
Net cash provided by operating activities	33,408	24,293
Cash flows from investing activities:
Purchases of property and equipment	(24,771)	(1,923)
Purchases of marketable investments	(20,320)	(32,283)
Proceeds from maturities of marketable investments	8,264	12,050
Proceeds from sales of marketable investments	12,458	4,813
Other investing activity	311	1,638
Net cash used in investing activities	(24,058)	(15,705)
Cash flows from financing activities:
Proceeds from borrowings	21,000	—
Payments on borrowings	(26,000)	—
Payment of debt issuance costs	(328)	—
Repurchases of common stock	(11,294)	(2,407)
Proceeds from issuance of common stock under employee equity incentive plans	965	1,264
Taxes paid related to net share settlements of stock-based compensation awards	(1,160)	(1,231)
Net cash used in financing activities	(16,817)	(2,374)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,806)	2,973
Net change in cash, cash equivalents and restricted cash	(9,273)	9,187
Cash, cash equivalents and restricted cash, beginning of period	65,586	58,186
Cash, cash equivalents and restricted cash, end of period	$56,313	$67,373
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,385	$1,694
Cash paid for income taxes	$2,647	$6,455
Non-cash transactions:
Additions to property and equipment included in accounts payable and accrued expenses	$2,577	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORRESTER RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Interim Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes that appear in the Forrester Research, Inc. (“Forrester”) Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2026 may not be indicative of the results for the year ending December 31, 2026, or any other period.

Presentation of Restricted Cash

The following table summarizes the end-of-period cash and cash equivalents from the Company's Consolidated Balance Sheets and the total cash, cash equivalents and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands).

	As of September 30,
	2026	2025
Cash and cash equivalents shown in balance sheets	$54,092	$65,121
Restricted cash classified in other assets (1):	2,221	2,252
Cash, cash equivalents and restricted cash shown in statement of cash flows	$56,313	$67,373

(1)
Restricted cash consists of collateral required for leased office space. The short-term or long-term classification regarding the collateral for the leased office space is determined in accordance with the expiration of the underlying leases.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard will be effective for the Company on January 1, 2027, with early adoption permitted. The Company anticipates adopting this standard on January 1, 2027 on a prospective basis, which will result in additional disclosures of expenses in the footnotes to its financial statements.

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

During the three months ended June 30, 2026, the Company's assessment of default risk on the note increased and the Company updated its analysis of the current expected credit loss for the note. As a result, the Company recorded an additional $0.9 million allowance for credit losses during the three months ended June 30, 2026. During the three months ended September 30, 2026, the terms of the note were modified to, among other items, defer interest payments until 2028, defer principal payments until 2030, and reduce the interest rate from 8% to 6%.

If any amount of the note is determined by the Company to be uncollectible due to the borrower’s failure to meet repayment terms or due to the borrower's deteriorating financial condition, the write-off amount, reduced by any previously recorded allowances, would also be recorded as a credit loss expense. As of September 30, 2026, the balance of the note receivable, inclusive of capitalized interest, is $10.0 million. The carrying value of the note, net of the cumulative allowance for credit losses, is $1.8 million and is recorded within other assets in the Consolidated Balance Sheets. The allowance for credit losses is reported as a valuation account on the balance sheet that is deducted from the note receivable’s amortized cost basis and is included in credit loss expense on note receivable in the Consolidated Statement of Operations.

In addition, given that collection of interest on the loan is less than probable, interest income recognition was suspended during the third quarter of 2025. As such, interest income will only be recognized to the extent that cash is received. In the future, the accrual of interest income will be restored only when the borrower is contractually current or the collection of future payments is reasonably assured. As of September 30, 2026, the note receivable remains in nonaccrual status.

Note 3 — Marketable Investments

The following table summarizes the Company’s marketable investments (in thousands):

	As of September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$16,130	$4	$(146)	$15,988
Money market funds	47,531	—	—	47,531
Total	$63,661	$4	$(146)	$63,519

	As of December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Corporate obligations	$16,641	$81	$—	$16,722
Money market funds	47,599	—	—	47,599
Total	$64,240	$81	$—	$64,321

Realized gains and losses on investments are included in earnings and are determined using the specific identification method. Sales of marketable investments during 2026 and 2025 primarily represent redemptions from non-U.S. based money market funds, and realized gains or losses on sales of marketable investments were immaterial during the three and nine months ended September 30, 2026 and 2025.

The following table summarizes the maturity periods of the marketable investments in the Company’s portfolio as of September 30, 2026 (in thousands).

	FY 2026	FY 2027	FY 2028	FY 2029	Total
Corporate obligations	$1,800	$5,284	$6,885	$2,019	$15,988
Money market funds	47,531	—	—	—	47,531
Total	$49,331	$5,284	$6,885	$2,019	$63,519

The following table shows the gross unrealized losses and market value of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2026
	Less Than 12 Months		12 Months or Greater
	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses
Corporate obligations	$13,992	$146	$—	$—
Total	$13,992	$146	$—	$—

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

Management concluded that a triggering event did not occur during the three-month periods ended June 30, 2026 and September 30, 2026 and as such, a quantitative impairment test of goodwill was not required during the periods. While management cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on the Company's results of operations and financial condition. The Company will complete its annual goodwill impairment test as of November 30, 2026. In addition, throughout the remainder of 2026, the Company will continue to monitor relevant facts and circumstances, including future changes in its stock price, to determine if another interim impairment test is required. The Company may be required to record additional goodwill impairment charges.

As of September 30, 2026, the Company had $121.5 million of accumulated goodwill impairment losses. Goodwill of $8.3 million is allocated to the Company’s Consulting reporting unit, which had a negative carrying value as of March 31, 2026, the date of the last impairment test.

The change in the carrying amount of goodwill for the nine months ended September 30, 2026 is summarized as follows (in thousands):

	Research Segment	Consulting Segment	Total
Balance at December 31, 2025	$112,080	$8,301	$120,381
Impairment	(10,800)	—	(10,800)
Translation adjustments	(593)	(44)	(637)
Balance at September 30, 2026	$100,687	$8,257	$108,944

As a result of the substantial and sustained decline in the Company's stock price and its overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the impact from the conditions in the macroeconomic environment, uncertainty created by changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025, it was determined that a triggering event occurred as of March 31, 2025, indicating goodwill may be impaired. Accordingly, the Company conducted a quantitative impairment test of its goodwill as of March 31, 2025 for its Research and Consulting reporting units. As a result of the quantitative impairment test performed, the Company determined goodwill was impaired for its Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the three-month period ended March 31, 2025.

Finite-Lived Intangible Assets

The carrying values of finite-lived intangible assets are as follows (in thousands):

September 30, 2026
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$77,000	$64,514	$12,486

December 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$77,000	$58,270	$18,730

Estimated intangible asset amortization expense for each of the three succeeding years is as follows (in thousands):

2026 (remainder)	$2,081
2027	8,324
2028	2,081
Total	$12,486

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

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, minimum liquidity amount, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, the Company’s ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the Company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. The Company was in full compliance with the covenants as of September 30, 2026.

The Company may voluntarily prepay revolving loans under the credit facility at any time and from time to time, without premium or penalty. No interim amortization payments are required to be made under the credit facility.

Up to $5.0 million of the credit facility is available for the issuance of letters of credit, and any drawings under the letters of credit must be reimbursed within one business day. As of September 30, 2026, $0.7 million in letters of credit were issued under the credit facility.

Outstanding Borrowings

The Company's total outstanding borrowing as of September 30, 2026 and December 31, 2025 was $30.0 million and $35.0 million, respectively. The contractual annualized interest rate as of September 30, 2026 was 5.49%.

The Company had $19.3 million of available borrowing capacity on the credit facility (not including the expansion feature) as of September 30, 2026. The weighted average annual effective interest rate for the three and nine months ended September 30, 2026, was 5.28% and 5.20%, respectively.

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

Note 6 – Revenue and Related Matters

Disaggregated Revenue

The Company disaggregates revenue as set forth in the following tables (in thousands):

Revenue by Geography

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues: (1)	2026	2025	2026	2025
North America	$65,376	$73,648	$208,258	$237,151
Europe	12,699	13,046	40,509	37,248
Asia Pacific	6,329	5,840	17,517	16,371
Other	1,703	1,761	5,510	5,060
Total	$86,107	$94,295	$271,794	$295,830

(1)
Revenue location is determined based on where the products and services are consumed.

Contract Assets and Contract Liabilities

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers. Since the only condition for payment of the Company’s invoices is the passage of time, a receivable is recorded on the date an invoice is issued. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset. There were no contract assets as of September 30, 2026 or December 31, 2025.

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

During the nine months ended September 30, 2026 and 2025, the Company recognized $119.0 million and $133.2 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.

Approximately $279.7 million of revenue is expected to be recognized during the next 36 months from remaining performance obligations as of September 30, 2026.

Reserves for Credit Losses on Accounts Receivable

The allowance for expected credit losses on accounts receivable for the nine months ended September 30, 2026 is summarized as follows (in thousands):

Total Allowance
Balance at December 31, 2025	$360
Provision for expected credit losses	271
Write-offs	(192)
Balance at September 30, 2026	$439

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

Amortization expense related to deferred commissions for the three months ended September 30, 2026 and 2025 was $7.9 million and $8.4 million, respectively, and is recorded in selling and marketing expenses in the Consolidated Statements of Operations. Amortization expense related to deferred commissions for the nine months ended September 30, 2026 and 2025 was $23.7 million and $24.9 million, respectively. The Company evaluates the recoverability of deferred commissions at each balance sheet date and there were no impairments recorded during the nine months ended September 30, 2026 and 2025.

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

During the nine months ended September 30, 2026, the Company entered into eight foreign currency forward exchange contracts, all of which settled by September 30, 2026. Accordingly, as of September 30, 2026, there is no amount recorded in the Consolidated Balance Sheets for these contracts. During the nine months ended September 30, 2025, the Company entered into ten foreign currency forward exchange contracts, all of which settled by September 30, 2025. Accordingly, as of September 30, 2025, there is no amount recorded in the Consolidated Balance Sheets for these contracts.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Amount recorded in:	2026	2025	2026	2025
Other income, net	$(101)	$(81)	$(211)	$256

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

The following table represents the Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Total
Assets:
Money market funds (1)	$59,509	$—	$59,509
Marketable investments (3)	—	15,988	15,988
Total Assets	$59,509	$15,988	$75,497

	As of December 31, 2025
	Level 1	Level 2	Total
Assets:
Money market funds (2)	$64,743	$—	$64,743
Marketable investments (3)	—	16,722	16,722
Total Assets	$64,743	$16,722	$81,465

(1)
U.S. based funds of $12.0 million are included in cash and cash equivalents and non-U.S. based funds of $47.5 million are included in marketable investments in the Consolidated Balance Sheets.
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

During the nine months ended September 30, 2026, the Company did not transfer assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 assets.

Note 9 – Non-Marketable Investments

At September 30, 2026 and December 31, 2025, the carrying value of the Company’s non-marketable investments was $2.6 million and $3.2 million, respectively. The investments include an interest in a standalone real-time feedback company (see Note 2 - Divestiture) with a carrying value of $2.6 million at each period, and interests in technology-related private equity funds, which were fully liquidated as of September 30, 2026 and had a carrying value of $0.6 million at December 31, 2025. At September 30, 2026, the amount is included in other assets in the Consolidated Balance Sheet. At December 31, 2025, $0.6 million is included in prepaid expenses and other current assets and $2.6 million is included in other assets in the Consolidated Balance Sheet.

The Company’s investment at September 30, 2026 is being accounted for using the cost method and, accordingly, is valued at cost less impairments, if any. The Company’s prior investments in technology-related private equity funds were being accounted for using the equity method. Accordingly, the Company recorded its share of the investee’s operating results each period, which are included in loss on investments, net in the Consolidated Statement of Operations. Gains and losses from non-marketable investments were immaterial during the three and nine months ended September 30, 2026 and 2025.

The Company uses the cumulative earnings approach to classify distributions received from equity method investments. During the nine months ended September 30, 2026, $0.5 million was distributed from the funds to the Company. During the nine months ended September 30, 2025, $1.4 million was distributed from the funds to the Company. These amounts are included within other investing activity in the Consolidated Statements of Cash Flows as they are considered a return on investment.

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

Income tax benefit for the nine months ended September 30, 2026 was $2.3 million resulting in an effective tax rate of 17.6% for the period. Income tax expense for the nine months ended September 30, 2025 was $2.6 million resulting in an effective tax rate of (3.1)% for the period.

The effective tax rate of 17.6% for the nine months ended September 30, 2026 differs from the statutory tax rate of 21% primarily due to the impact of nondeductible expenses on the forecasted effective tax rate offset by the impact of the non-deductible goodwill impairment, which is recorded as a discrete item during the period. The recognition of the $2.3 million tax benefit for the nine months ended September 30, 2026 resulted in an approximate $12.2 million tax asset (in prepaid and other current assets) and an approximate $8.6 million deferred tax liability (in other non-current liabilities) being recorded in the Consolidated Balance Sheets. The Company is forecasting tax expense to be recorded in the remaining three months of the year which is expected to significantly reduce these balances by December 31, 2026.

On July 4th, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing changes to U.S. tax law. The effects of the OBBBA have been incorporated into the Company's estimated annual effective tax rate for the nine months ended September 30, 2026 and the impact was not material.

Note 11 — Accumulated Other Comprehensive Loss (“AOCL”)

The components of accumulated other comprehensive loss are as follows (net of tax, in thousands):

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at June 30, 2026	$(27)	$(2,997)	$(3,024)
Foreign currency translation (1)	—	(278)	(278)
Unrealized loss, net of tax of $27	(80)	—	(80)
Balance at September 30, 2026	$(107)	$(3,275)	$(3,382)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at June 30, 2025	$37	$(337)	$(300)
Foreign currency translation (1)	—	(893)	(893)
Unrealized gain, net of tax of $(7)	21	—	21
Balance at September 30, 2025	$58	$(1,230)	$(1,172)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2025	$60	$(1,153)	$(1,093)
Foreign currency translation (1)	—	(2,122)	(2,122)
Unrealized loss, net of tax of $56	(167)	—	(167)
Balance at September 30, 2026	$(107)	$(3,275)	$(3,382)

	Marketable	Translation
	Investments	Adjustment	Total AOCL
Balance at December 31, 2024	$29	$(7,775)	$(7,746)
Foreign currency translation (1)	—	6,545	6,545
Unrealized gain, net of tax of $(9)	29	—	29
Balance at September 30, 2025	$58	$(1,230)	$(1,172)

(1)
The Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustments as it intends to permanently reinvest undistributed earnings of its foreign subsidiaries.

Note 12 — Net Loss Per Common Share

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

Basic and diluted weighted average common shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic weighted average common shares outstanding	18,916	19,113	19,130	19,022
Weighted average common equivalent shares	—	—	—	—
Diluted weighted average common shares outstanding	18,916	19,113	19,130	19,022
Options and restricted stock units excluded from diluted weighted average share calculation as effect would have been anti-dilutive	2,226	2,524	2,092	1,626

Note 13 — Stockholders’ Equity

The components of stockholders’ equity are as follows (in thousands):

	Three Months Ended September 30, 2026
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2026	25,949	$259	$309,125	$46,002	6,665	$(230,722)	$(3,024)	$121,640
Issuance of common stock under stock plans, including tax effects	145	2	232	—	—	—	—	234
Repurchases of common stock	—	—	—	—	923	(10,376)	—	(10,376)
Stock-based compensation expense	—	—	2,435	—	—	—	—	2,435
Net loss	—	—	—	(4,421)	—	—	—	(4,421)
Net change in marketable investments, net of tax	—	—	—	—	—	—	(80)	(80)
Foreign currency translation	—	—	—	—	—	—	(278)	(278)
Balance at September 30, 2026	26,094	$261	$311,792	$41,581	7,588	$(241,098)	$(3,382)	$109,154

	Three Months Ended September 30, 2025
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01ParValue	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2025	25,361	$254	$298,129	$88,575	6,282	$(227,119)	$(300)	$159,539
Issuance of common stock under stock plans, including tax effects	150	1	238	—	—	—	—	239
Repurchases of common stock	—	—	—	—	240	(2,496)	—	(2,496)
Stock-based compensation expense	—	—	3,388	—	—	—	—	3,388
Net loss	—	—	—	(2,126)	—	—	—	(2,126)
Net change in marketable investments, net of tax	—	—	—	—	—	—	21	21
Foreign currency translation	—	—	—	—	—	—	(893)	(893)
Balance at September 30, 2025	25,511	$255	$301,755	$86,449	6,522	$(229,615)	$(1,172)	$157,672

	Nine Months Ended September 30, 2026
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2025	25,535	$255	$304,404	$52,574	6,522	$(229,615)	$(1,093)	$126,525
Issuance of common stock under stock plans, including tax effects	559	6	(201)	—	—	—	—	(195)
Repurchases of common stock	—	—	—	—	1,066	(11,483)	—	(11,483)
Stock-based compensation expense	—	—	7,589	—	—	—	—	7,589
Net loss	—	—	—	(10,993)	—	—	—	(10,993)
Net change in marketable investments, net of tax	—	—	—	—	—	—	(167)	(167)
Foreign currency translation	—	—	—	—	—	—	(2,122)	(2,122)
Balance at September 30, 2026	26,094	$261	$311,792	$41,581	7,588	$(241,098)	$(3,382)	$109,154

	Nine Months Ended September 30, 2025
	Common Stock				Treasury Stock		Accumulated
	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings	Number of Shares	Cost	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	25,119	$251	$292,217	$171,934	6,282	$(227,119)	$(7,746)	$229,537
Issuance of common stock under stock plans, including tax effects	392	4	29	—	—	—	—	33
Repurchases of common stock	—	—	—	—	240	(2,496)	—	(2,496)
Stock-based compensation expense	—	—	9,509	—	—	—	—	9,509
Net loss	—	—	—	(85,485)	—	—	—	(85,485)
Net change in marketable investments, net of tax	—	—	—	—	—	—	29	29
Foreign currency translation	—	—	—	—	—	—	6,545	6,545
Balance at September 30, 2025	25,511	$255	$301,755	$86,449	6,522	$(229,615)	$(1,172)	$157,672

Equity Plans

Restricted stock unit activity for the nine months ended September 30, 2026 is presented below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2025	1,884	$15.41
Granted	736	6.43
Vested	(551)	18.66
Forfeited	(198)	14.01
Unvested at September 30, 2026	1,871	$11.07

Stock option activity for the nine months ended September 30, 2026 is presented below (in thousands, except per share data and contractual term):

		Weighted -	Weighted -
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price Per	Contractual	Intrinsic
	of Shares	Share	Term (in years)	Value
Outstanding at December 31, 2025	348	$16.99
Forfeited	(28)	33.98
Outstanding at September 30, 2026	320	$15.52	7.96	$509
Exercisable at September 30, 2026	122	$21.52	7.43	$127
Vested and expected to vest at September 30, 2026	320	$15.52	7.96	$509

No stock options were granted or exercised during the three and nine months ended September 30, 2026.

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

Stock-Based Compensation

Forrester recognizes the fair value of stock-based compensation over the requisite service period of the individual grantee, which generally equals the vesting period. Stock-based compensation was recorded in the following expense categories in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of services and fulfillment	$1,607	$2,220	$5,003	$6,398
Selling and marketing	306	414	879	913
General and administrative	670	739	2,314	2,520
Total	$2,583	$3,373	$8,196	$9,831

Forrester utilizes the Black-Scholes valuation model for estimating the fair value of options granted under the equity incentive plans and shares subject to purchase under the employee stock purchase plan, which were valued using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Employee Stock Purchase Plan	Equity Incentive Plans
Average risk-free interest rate	4.18%	3.84%	4.18%	3.84%	3.91%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life	0.5 Years	0.5 Years	0.5 Years	0.5 Years	4.50 Years
Expected volatility	56%	52%	56%	52%	36%
Weighted average fair value	$3.83	$2.90	$3.83	$2.90	$3.38

Liability-Classified Awards

During 2025 and 2026, the Company granted stock awards that are being accounted for as liability awards, such that the fair value of the awards are determined on a quarterly basis beginning at the grant date until final vesting. The fair value of liability-classified awards are recorded in accrued expenses and other current liabilities. During the three and nine months ended September 30, 2026, the Company recorded $0.1 million and $0.6 million, respectively, of stock-based compensation expense related to these awards. During the three months ended September 30, 2025, the Company recorded an immaterial amount related to these awards. During the nine months ended September 30, 2025, the Company recorded $0.3 million of stock-based compensation expense related to these awards.

Treasury Stock

As of September 30, 2026, Forrester’s Board of Directors had authorized an aggregate $610.0 million to purchase common stock under its stock repurchase program. The shares repurchased may be used, among other things, in connection with Forrester’s equity incentive and purchase plans. During the three and nine months ended September 30, 2026, the Company repurchased approximately 0.9 million shares and 1.1 million shares of common stock at an aggregate cost of approximately $10.4 million and $11.5 million, respectively. During the three and nine months ended September 30, 2025, the Company repurchased approximately 0.2 million shares of common stock at an aggregate cost of approximately $2.5 million. From the inception of the program through September 30, 2026, the Company repurchased 19.3 million shares of common stock at an aggregate cost of $544.0 million.

Note 14 — Restructuring Costs (Credits)

In January 2025, the Company implemented a reduction in its workforce of approximately 6% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $4.2 million of severance and related costs for this action during the fourth quarter of 2024 and $1.8 million during 2025. All costs had been paid as of March 31, 2026.

In February 2026, the Company implemented a reduction in its workforce of approximately 8% across various geographies and functions to better align its cost structure with the revenue outlook for the year. The Company recorded $8.8 million of severance and related costs for this action during the fourth quarter of 2025, $1.2 million during the first quarter of 2026, and $2.0 million during the second quarter of 2026. During the third quarter of 2026, the Company recorded a reversal of severance and related costs of $0.6 million to reflect changes to the cost expectations regarding the reduction in the workforce. In addition, the Company incurred approximately $1.1 million for contract termination costs during the fourth quarter of 2025, $0.6 million during the first quarter of 2026, and $0.1 million during the third quarter of 2026. The Company also approved plans to close certain of its smaller offices both inside and outside the United States, resulting in a non-cash charge of $0.4 million for accelerated ROU asset amortization in the first quarter of 2026. The Company expects the majority of the accrued restructuring and related costs as of September 30, 2026 to be paid by the end of the first quarter of 2027.

The following table rolls forward the activity in the restructuring accrual for the February 2026 action for the nine months ended September 30, 2026 (in thousands):

Accrual at December 31, 2025	$9,789
Additional restructuring and related costs	3,682
Non-cash charge (included above)	(387)
Cash payments	(8,728)
Foreign currency effect	(103)
Accrual at September 30, 2026	$4,253

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

The Company evaluates reportable segment performance and allocates resources based on segment operating income (loss). Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, goodwill impairment, restructuring costs (credits), interest expense, credit loss expense on note receivable, other income, and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements. The Company does not review or evaluate assets as part of segment performance. Accordingly, the Company does not identify or allocate assets by reportable segment.

The Company provides information by reportable segment in the tables below (in thousands):

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended September 30, 2026
Research revenues	$70,138	$—	$—	$70,138
Consulting revenues	3,623	11,121	—	14,744
Events revenues	—	—	1,225	1,225
Total segment revenues	73,761	11,121	1,225	86,107
Segment expenses (1):
Compensation, benefits and related costs	(22,032)	(5,125)	(1,198)	(28,355)
Direct cost of events	—	—	(1,222)	(1,222)
Professional services	(1,006)	(411)	(8)	(1,425)
Billable expenses	(65)	(1,208)	—	(1,273)
Travel and entertainment	(578)	(85)	(100)	(763)
Software	(433)	(14)	(2)	(449)
Other segment expenses (2)	(18)	(1)	(4)	(23)
Total segment expenses	(24,132)	(6,844)	(2,534)	(33,510)
Segment operating income (loss)	$49,629	$4,277	$(1,309)	52,597
Selling, marketing, administrative and other expenses				(48,673)
Amortization of intangible assets				(2,081)
Restructuring credit				538
Interest expense and other income				85
Income before income taxes				$2,466

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Three Months Ended September 30, 2025
Research revenues	$72,652	$—	$—	$72,652
Consulting revenues	5,487	15,988	—	21,475
Events revenues	—	—	168	168
Total segment revenues	78,139	15,988	168	94,295
Segment expenses (1):
Compensation, benefits and related costs	(23,230)	(7,085)	(1,262)	(31,577)
Direct cost of events	—	—	(405)	(405)
Professional services	(1,050)	(960)	49	(1,961)
Billable expenses	(135)	(1,336)	—	(1,471)
Travel and entertainment	(453)	(143)	(51)	(647)
Software	(329)	—	(10)	(339)
Other segment expenses (2)	(24)	(12)	(4)	(40)
Total segment expenses	(25,221)	(9,536)	(1,683)	(36,440)
Segment operating income (loss)	$52,918	$6,452	$(1,515)	57,855
Selling, marketing, administrative and other expenses				(51,292)
Amortization of intangible assets				(2,217)
Restructuring credit				111
Interest expense, credit loss expense and other income				(6,146)
Loss before income taxes				$(1,689)
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Nine Months Ended September 30, 2026
Research revenues	$208,736	$—	$—	$208,736
Consulting revenues	14,208	39,160	—	53,368
Events revenues	—	—	9,690	9,690
Total segment revenues	222,944	39,160	9,690	271,794
Segment expenses (1):
Compensation, benefits and related costs	(68,016)	(18,144)	(3,829)	(89,989)
Direct cost of events	—	—	(8,310)	(8,310)
Professional services	(5,038)	(1,702)	(8)	(6,748)
Billable expenses	(242)	(3,745)	—	(3,987)
Travel and entertainment	(1,787)	(256)	(260)	(2,303)
Software	(1,288)	(37)	(11)	(1,336)
Other segment expenses (2)	(71)	(15)	(47)	(133)
Total segment expenses	(76,442)	(23,899)	(12,465)	(112,806)
Segment operating income (loss)	$146,502	$15,261	$(2,775)	158,988
Selling, marketing, administrative and other expenses				(151,122)
Amortization of intangible assets				(6,243)
Goodwill impairment				(10,800)
Restructuring costs				(3,674)
Interest expense, credit loss expense, and other income				(491)
Loss before income taxes				$(13,342)
(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)
Other segment expenses for each reportable segment includes office supplies, maintenance, and training expenses.

	Research Segment	Consulting Segment	Events Segment	Consolidated
Nine Months Ended September 30, 2025
Research revenues	$218,992	$—	$—	$218,992
Consulting revenues	16,334	50,070	—	66,404
Events revenues	—	—	10,434	10,434
Total segment revenues	235,326	50,070	10,434	295,830
Segment expenses (1):
Compensation, benefits and related costs	(69,196)	(21,248)	(3,976)	(94,420)
Direct cost of events	—	—	(9,378)	(9,378)
Professional services	(5,398)	(2,483)	(28)	(7,909)
Billable expenses	(320)	(4,449)	—	(4,769)
Travel and entertainment	(1,470)	(385)	(106)	(1,961)
Software	(1,060)	—	(44)	(1,104)
Other segment expenses (2)	(95)	(26)	(28)	(149)
Total segment expenses	(77,539)	(28,591)	(13,560)	(119,690)
Segment operating income (loss)	$157,787	$21,479	$(3,126)	176,140
Selling, marketing, administrative and other expenses				(159,885)
Amortization of intangible assets				(6,651)
Goodwill impairment				(83,895)
Restructuring costs				(1,887)
Interest expense, credit loss expense, other income, and loss on investments				(6,697)
Loss before income taxes				$(82,875)
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

Our key metrics focus on our contract value ("CV") products. We are focusing on CV products as these products are our most profitable products and historically our contracts for CV products have renewed at high rates (as measured by our client retention and wallet retention metrics). Our CV products make up essentially all our research revenues, and research revenues as a percentage of total revenues increased from approximately 74% for the nine months ended September 30, 2025 to approximately 77% for the nine months ended September 30, 2026.

We calculate CV at the foreign currency rates used for internal planning purposes each year. For comparative purposes, we have recast historical CV and wallet retention at the planned 2026 foreign currency rates. We have included the recast metrics below for the nine months ended September 30, 2025, and we have also provided recast metrics dating back to the third quarter of 2024, on the investor relations section of our website.

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

Client retention and wallet retention are not necessarily indicative of the rate of future retention of our revenue base. A summary of our key metrics is as follows (dollars in millions):

	As of		Absolute	Percentage
	September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Contract value	$281.9	$292.2	$(10.3)	(4%)
Client retention	78%	74%	4 points
Wallet retention	89%	86%	3 points
Number of clients	1,761	1,774	(13)	(1%)

Contract value at September 30, 2026 decreased by 4% compared to the prior year period due to wallet retention, which represents retention and enrichment of the prior year CV base, being at 89% for the period. New client acquisition contributed approximately 8 percentage points of new CV during the period. Client retention increased by 4 percentage points at September 30, 2026 compared to the prior year period, and increased 1 percentage point compared to the prior quarter. The increase in client retention compared to prior year period was primarily due to our ongoing retention initiatives and to the launch of our AI Access product in the third quarter of 2025. Wallet retention increased by 3 percentage points at September 30, 2026 compared to the prior year period, and was consistent compared to the prior quarter. The increase in wallet retention compared to the prior year period was primarily due to improved client retention.

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

Results of Operations

The following table sets forth our statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Research revenues	81.5%	77.0%	76.8%	74.1%
Consulting revenues	17.1	22.8	19.6	22.4
Events revenues	1.4	0.2	3.6	3.5
Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of services and fulfillment	40.1	40.0	43.0	42.9
Selling and marketing	39.1	38.2	37.9	36.9
General and administrative	14.5	13.2	14.7	13.2
Depreciation	1.7	1.6	1.5	1.6
Amortization of intangible assets	2.4	2.4	2.3	2.2
Goodwill impairment	—	—	4.0	28.4
Restructuring costs (credits)	(0.6)	(0.1)	1.3	0.6
Income (loss) from operations	2.8	4.7	(4.7)	(25.8)
Interest expense	(0.6)	(0.7)	(0.6)	(0.7)
Loss on investments, net	—	—	—	—
Credit loss expense on note receivable	—	(6.8)	(0.3)	(2.4)
Other income, net	0.7	1.0	0.7	0.9
Income (loss) before income taxes	2.9	(1.8)	(4.9)	(28.0)
Income tax expense (benefit)	8.0	0.5	(0.9)	0.9
Net loss	(5.1%)	(2.3%)	(4.0%)	(28.9%)

Three and Nine Months Ended September 30, 2026 and 2025

Revenues

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$86.1	$94.3	$(8.2)	(9%)
Research revenues	$70.1	$72.7	$(2.5)	(3%)
Consulting revenues	$14.7	$21.5	$(6.7)	(31%)
Events revenues	$1.2	$0.2	$1.1	629%

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
	(dollars in millions)
Total revenues	$271.8	$295.8	$(24.0)	(8%)
Research revenues	$208.7	$219.0	$(10.3)	(5%)
Consulting revenues	$53.4	$66.4	$(13.0)	(20%)
Events revenues	$9.7	$10.4	$(0.7)	(7%)

Research revenues are recognized as revenue primarily on a ratable basis over the term of the contracts, which are generally 12 or 24-month periods. Research revenues decreased 3% and 5% during the three and nine months ended September 30, 2026, respectively, compared to the prior year periods, primarily due to the decrease in CV, as discussed above. From a product perspective, the decrease in revenues during the three and nine months ended September 30, 2026 was primarily due to a decline in revenue from subscriptions to our research as well as a decrease in reprint revenue.

Consulting revenues decreased 31% and 20% during the three and nine months ended September 30, 2026, respectively, compared to the prior year periods. The decrease in revenues during the three and nine months ended September 30, 2026 was due to a decrease in delivery of consulting services due to lower client bookings for both strategy consulting and content marketing. In February 2026, we announced that we would discontinue selling strategy consulting engagements and would fulfill our backlog of strategy consulting engagements during 2026. Our ongoing consulting business will consist of content marketing consulting and advisory. We anticipate that, on a year over year basis, our 2026 consulting revenues will decline in the low 20 percent range due primarily to the cessation of strategy consulting in 2026.

Events revenues increased 629% and decreased 7% during the three and nine months ended September 30, 2026, respectively, compared to the prior year periods. The increase in revenues during the three months ended September 30, 2026 was due to holding two events in the third quarter of 2026 that were held in the fourth quarter of the prior year. The decrease in revenues during the nine months ended September 30, 2026 was due to a decrease in event ticket revenue, due primarily to a decrease in the pricing of tickets.

Refer to the “Segments Results” section below for a discussion of revenues and expenses by segment.

Cost of Services and Fulfillment

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$34.5	$37.7	$(3.2)	(9%)
Cost of services and fulfillment as a percentage of total revenues	40%	40%	—
Service and fulfillment employees (at end of period)	572	653	(81)	(12%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Cost of services and fulfillment (dollars in millions)	$116.8	$127.0	$(10.1)	(8%)
Cost of services and fulfillment as a percentage of total revenues	43%	43%	—

Cost of services and fulfillment expenses decreased 9% during the three months ended September 30, 2026 compared to the prior year period. The decrease was primarily due (1) a $2.3 million decrease in compensation and benefits costs due to a decrease in headcount, partially offset by an increase in incentive bonus costs, (2) a $0.7 million decrease in professional services costs related to the decrease in consulting revenues, (3) a $0.6 million decrease in stock compensation expense, and (4) a $0.5 million decrease in facilities costs primarily due to a decrease in lease expense. These decreases were partially offset by a $0.8 million increase in event costs due to holding two events in the third quarter of 2026 that were held in fourth quarter of the prior year.

Cost of services and fulfillment expenses decreased 8% during the nine months ended September 30, 2026 compared to the prior year period. The decrease was primarily due (1) a $3.5 million decrease in compensation and benefits costs due to a decrease in headcount, partially offset by an increase in incentive bonus costs and benefit costs, (2) a $2.4 million decrease in facilities costs primarily due to a decrease in lease expense, (3) a $1.8 million decrease in professional services costs related to the decrease in consulting revenues, (4) a $1.4 million decrease in stock compensation expense, and (5) a $1.1 million decrease in event costs due primarily to the reformatting of certain of our events to smaller regional venues.

Selling and Marketing

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$33.6	$36.0	$(2.4)	(7%)
Selling and marketing expenses as a percentage of total revenues	39%	38%	1 point
Selling and marketing employees (at end of period)	547	604	(57)	(9%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Selling and marketing expenses (dollars in millions)	$102.9	$109.0	$(6.1)	(6%)
Selling and marketing expenses as a percentage of total revenues	38%	37%	1 point

Selling and marketing expenses decreased 7% during the three months ended September 30, 2026 compared to the prior year period. The decrease was primarily due to (1) a $1.2 million decrease in compensation and benefits costs due to a decrease in headcount and commissions expense and (2) a $0.4 million decrease in facilities costs primarily due to a decrease in lease expense.

Selling and marketing expenses decreased 6% during the nine months ended September 30, 2026 compared to the prior year period. The decrease was primarily due to (1) a $2.9 million decrease in compensation and benefits costs due to a decrease in headcount and commissions expense, partially offset by an increase in incentive bonus costs and benefit costs, (2) a $1.9 million decrease in facilities costs primarily due to a decrease in lease expense, and (3) a $1.2 million decrease in professional services costs.

General and Administrative

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$12.5	$12.5	$—	(—%)
General and administrative expenses as a percentage of total revenues	15%	13%	2 points
General and administrative employees (at end of period)	219	228	(9)	(4%)

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
General and administrative expenses (dollars in millions)	$40.0	$38.9	$1.1	3%
General and administrative expenses as a percentage of total revenues	15%	13%	2 points

General and administrative expenses were consistent during the three months ended September 30, 2026 compared to the prior year period.

General and administrative expenses increased 3% during the nine months ended September 30, 2026 compared to the prior year period. The increase was primarily due to (1) a $1.3 million increase in legal costs and (2) a $0.5 million increase in professional services costs. These increases were partially offset by a $0.7 million decrease in facilities costs primarily due to a decrease in lease expense.

Depreciation

Depreciation expense was consistent during the three months ended September 30, 2026 compared to the prior year period. Depreciation expense decreased by $0.5 million during the nine months ended September 30, 2026 compared to the prior year period due to certain software and leasehold improvement assets becoming fully depreciated.

Amortization of Intangible Assets

The fluctuation for amortization expense was immaterial during the three and nine months ended September 30, 2026 compared to the prior year periods.

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

We concluded that a triggering event did not occur during the three months ended June 30, 2026 and September 30, 2026 and as such, a quantitative impairment test of goodwill was not required during the periods. We will continue to monitor relevant facts and circumstances, including future changes in our stock price. We may be required to record additional goodwill impairment charges. While we cannot predict if or when additional goodwill impairments may occur, future goodwill impairments could have material adverse effects on our results of operations and financial condition.

As a result of the substantial and sustained decline in our stock price and our overall market capitalization from mid-February 2025 through March 31, 2025, along with other qualitative considerations, including the impact from conditions in the macroeconomic environment, uncertainty created by changes in the United States’ trade policies, and the larger than expected decline in contract bookings during the first quarter of 2025, it was determined that a triggering event occurred as of March 31, 2025, indicating goodwill may be impaired. Accordingly, we conducted a quantitative impairment test of our goodwill as of March 31, 2025 for our Research and Consulting reporting units. As a result of the quantitative impairment test, we determined goodwill was impaired for our Research reporting unit and recorded a goodwill impairment charge of $83.9 million during the three-month period ended March 31, 2025, which is not deductible for tax purposes.

Restructuring Costs (Credits)

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

In February 2026, we implemented a reduction in our workforce of approximately 8% across various geographies and functions to better align our cost structure with the revenue outlook for the year. We recorded $8.8 million of severance and related costs for this action during the fourth quarter of 2025, $1.2 million during the first quarter of 2026, and $2.0 million during the second quarter of 2026. During the third quarter of 2026, we recorded a reversal of severance and related costs of $0.6 million to reflect changes to the cost expectations regarding the reduction in our workforce. In addition, we incurred approximately $1.1 million for contract termination costs during the fourth quarter of 2025, $0.6 million during the first quarter of 2026, and $0.1 million during the third quarter of 2026. We also approved plans to close certain of our smaller offices both inside and outside the United States, resulting in a non-cash charge of $0.4 million for accelerated ROU asset amortization in the first quarter of 2026.

Interest Expense

Interest expense consists of interest on our borrowings. The fluctuation in interest expense was immaterial during the three and nine months ended September 30, 2026 compared to the prior year periods.

Loss on Investments, Net

Loss on investments, net primarily represents our share of equity method investment gains and losses from our technology-related investment funds. The fluctuation for loss on investments, net was immaterial during the three and nine months ended September 30, 2026 compared to the prior year periods. We received our final payout from the funds during the three months ended September 30, 2026 and the funds were fully liquidated as of September 30, 2026.

Credit Loss Expense on Note Receivable

Credit loss expense on note receivable recorded in the quarters ending June 30, 2026, September 30, 2025 and March 31, 2025 consist of an allowance for credit losses on a note receivable from the divestiture of FeedbackNow during the third quarter of 2024 (see Note 2 - Divestiture).

Other Income, Net

Other income, net primarily consists of interest income, gains and losses on foreign currency, and gains and losses on foreign currency forward contracts. The fluctuation for other income, net was immaterial during the three months ended September 30, 2026 compared to the prior year period. Other income, net decreased by $0.6 million during the nine months ended September 30, 2026 compared to the prior year period primarily due to a decrease in interest income.

Income Tax Expense (Benefit)

	Three Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Provision for income taxes (dollars in millions)	$6.9	$0.4	$6.5	1,476%
Effective tax rate	279%	(26%)	305 points

	Nine Months Ended		Absolute	Percentage
	September 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Provision for (benefit from) income taxes (dollars in millions)	$(2.3)	$2.6	$(5.0)	(190%)
Effective tax rate	18%	(3%)	21 points

The effective tax rate of 17.6% for the nine months ended September 30, 2026 differs from the statutory tax rate of 21% primarily due to the impact of nondeductible expenses on the forecasted effective tax rate offset by the impact of the non-deductible goodwill impairment, which is recorded as a discrete item during the period. The recognition of the $2.3 million tax benefit for the nine months ended September 30, 2026 resulted in an approximate $12.2 million tax asset (in prepaid and other current assets) and an approximate $8.6 million deferred tax liability (in other non-current liabilities) being recorded in the Consolidated Balance Sheets. We are forecasting tax expense to be recorded in the remaining three months of the year, resulting in an effective tax rate in the range of negative 10% to negative 20% for the full year, which is expected to significantly reduce these balances by December 31, 2026.

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

We evaluate reportable segment performance and allocate resources based on segment operating income (loss). Segment expenses include the direct expenses of each segment organization and exclude selling and marketing expenses, general and administrative expenses, stock-based compensation expense, depreciation expense, adjustments to incentive bonus compensation from target amounts, amortization of intangible assets, goodwill impairment, restructuring costs (credits), interest expense, credit loss expense on note receivable, other income, and losses on investments. The accounting policies used by the segments are the same as those used in the consolidated financial statements.

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2026
Research revenues	$70,138	$—	$—	$70,138
Consulting revenues	3,623	11,121	—	14,744
Events revenues	—	—	1,225	1,225
Total segment revenues	73,761	11,121	1,225	86,107
Segment expenses	(24,132)	(6,844)	(2,534)	(33,510)
Segment operating income (loss)	49,629	4,277	(1,309)	52,597
Year over year revenue change	(6%)	(30%)	629%	(9%)
Year over year expense change	(4%)	(28%)	51%	(8%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2025
Research revenues	$72,652	$—	$—	$72,652
Consulting revenues	5,487	15,988	—	21,475
Events revenues	—	—	168	168
Total segment revenues	78,139	15,988	168	94,295
Segment expenses	(25,221)	(9,536)	(1,683)	(36,440)
Segment operating income (loss)	52,918	6,452	(1,515)	57,855

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2026
Research revenues	$208,736	$—	$—	$208,736
Consulting revenues	14,208	39,160	—	53,368
Events revenues	—	—	9,690	9,690
Total segment revenues	222,944	39,160	9,690	271,794
Segment expenses	(76,442)	(23,899)	(12,465)	(112,806)
Segment operating income (loss)	146,502	15,261	(2,775)	158,988
Year over year revenue change	(5%)	(22%)	(7%)	(8%)
Year over year expense change	(1%)	(16%)	(8%)	(6%)

	Research Segment	Consulting Segment	Events Segment	Consolidated
	(dollars in thousands)
Nine Months Ended September 30, 2025
Research revenues	$218,992	$—	$—	$218,992
Consulting revenues	16,334	50,070	—	66,404
Events revenues	—	—	10,434	10,434
Total segment revenues	235,326	50,070	10,434	295,830
Segment expenses	(77,539)	(28,591)	(13,560)	(119,690)
Segment operating income (loss)	157,787	21,479	(3,126)	176,140

Research segment revenues decreased 6% and 5% during the three and nine months ended September 30, 2026, respectively, compared to the prior year periods. For the three and nine months ended September 30, 2026, research product revenues within this segment decreased 3% and 5%, respectively, primarily due to the decrease in CV. For the three and nine months ended September 30, 2026, consulting product revenues within this segment decreased 34% and 13%, respectively, primarily due to decreased delivery of consulting and advisory services by our research analysts.

Research segment expenses decreased 4% and 1% during the three and nine months ended September 30, 2026, respectively, compared to the prior year periods. The decrease in expenses during the three and nine months ended September 30, 2026 was primarily due to a $1.2 million decrease in compensation and benefit costs primarily due to a decrease in headcount.

Consulting segment revenues decreased 30% and 22% during the three and nine months ended September 30, 2026, respectively, compared to the prior year periods. The decrease in revenues during the three and nine months ended September 30, 2026 was due to a decrease in delivery of consulting services due to lower client bookings and due to the discontinuation of selling strategy consulting engagements.

Consulting segment expenses decreased 28% and 16% during the three and nine months ended September 30, 2026, respectively, compared to the prior year periods. The decrease in expenses during the three months ended September 30, 2026 was primarily due to (1) a $2.0 million decrease in compensation and benefit costs primarily due to a decrease in headcount and (2) a $0.5 million decrease in professional services costs. The decrease in expenses during the nine months ended September 30, 2026 was primarily due to (1) a $3.1 million decrease in compensation and benefit costs primarily due to a decrease in headcount, (2) a $0.8 million decrease in professional services costs, and (3) a $0.7 million decrease in billable fees.

Event segment revenues increased 629% and decreased 7% during the three and nine months ended September 30, 2026, respectively, compared to the prior year periods. The increase in revenues during the three months ended September 30, 2026 was due to holding two events in the third quarter of 2026 that were held in the fourth quarter of the prior year. The decrease in revenues during the nine months ended September 30, 2026 was due to a decrease in event ticket revenue, due primarily to a decrease in the pricing of tickets.

Event segment expenses increased 51% and decreased 8% during the three and nine months ended September 30, 2026, respectively, compared to the prior year periods. The increase in expenses for the three months ended September 30, 2026 was due primarily to a $0.8 million increase in event costs due to holding two events in the third quarter of 2026 that were held in the fourth quarter of the prior year. The decrease in expenses for the nine months ended September 30, 2026 was due primarily to a $1.1 million decrease in event costs due primarily to the reformatting of certain of our events to smaller regional venues.

Liquidity and Capital Resources

We have historically financed our operations primarily through funds generated from operations. Research revenues, which constituted approximately 77% of our revenues during the nine months ended September 30, 2026, are generally renewable and are typically payable in advance. We generated cash from operating activities of $33.4 million and $24.3 million during the nine months ended September 30, 2026 and 2025, respectively. The $9.1 million increase in cash from operations for the nine months ended September 30, 2026 compared to the prior year period was primarily due to $17.1 million received for the tenant improvement allowance related to the new lease for our principal headquarters and a $3.8 million reduction in income taxes paid, partially offset by a reduction in pre-tax income, excluding non-cash items.

During the nine months ended September 30, 2026, we used cash in investing activities of $24.1 million primarily from $24.8 million of purchases of property and equipment, which included approximately $22.3 million of leasehold improvements and furniture and fixtures for the renovation of our headquarters, partially offset by a $0.5 million distribution received from an equity method investment and $0.4 million in net maturities and sales of marketable investments. The renovation of our headquarters is essentially complete and we anticipate making the final payments of approximately $2.5 million during the fourth quarter of 2026. During the nine months ended September 30, 2025, we used cash in investing activities of $15.7 million primarily from $15.4 million in net purchases of marketable investments and $1.9 million of purchases of property and equipment, primarily consisting of computer software, partially offset by a $1.4 million distribution received from an equity method investment.

On April 11, 2025, we entered into a third amendment of our lease, and a new lease, for our principal headquarters located in Cambridge, Massachusetts. The effect of these agreements was to early terminate the original lease with respect to the first, second and third floors of the facility by the end of the second quarter of 2026, while also extending the lease term with respect to the fourth, fifth and six floors of the facility through June 30, 2039. As a result of reducing the number of floors that we occupy, we renovated floors four to six of the facility.

During the nine months ended September 30, 2026, we used $16.8 million of cash in financing activities primarily due to $11.3 million for purchases of our common stock, $5.0 million in discretionary repayments of our revolving credit facility, and $1.2 million in taxes paid related to net share settlements of restricted stock units, partially offset by $1.0 million of net proceeds from the issuance of common stock under our stock-based incentive plans. During the nine months ended September 30, 2025, we used $2.4 million of cash in financing activities primarily due to $2.4 million for purchases of our common stock and $1.2 million in taxes paid related to net share settlements of restricted stock units, partially offset by $1.3 million of net proceeds from the issuance of common stock under our stock-based incentive plans. As of September 30, 2026, our remaining stock repurchase authorization was approximately $66.0 million. We anticipate purchasing additional shares of our common stock in the fourth quarter of 2026.

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

The credit facility contains certain customary restrictive loan covenants, including among others, financial covenants that apply a maximum leverage ratio, minimum interest coverage ratio, minimum liquidity amount, and maximum annual capital expenditures. The negative covenants limit, subject to various exceptions, our ability to incur additional indebtedness, create liens on assets, merge, consolidate, liquidate or dissolve any part of the company, sell assets, change fiscal year, or enter into certain transactions with affiliates and subsidiaries. We were in full compliance with the covenants as of September 30, 2026 and expect to continue to be in compliance through the next 12 months.

Additional future contractual cash obligations extending over the next 12 months and beyond primarily consist of operating lease payments. We lease office space under non-cancelable operating lease agreements. The remaining duration of non-cancelable office space leases ranges from less than 1 year to 13 years. Remaining lease payments within one year, within two to three years, within four to five years, and after five years from September 30, 2026, are $2.5 million, $15.4 million, $13.2 million, and $37.7 million respectively.

In addition to the contractual cash commitments included above, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

As of September 30, 2026, we had cash, cash equivalents, and marketable investments of $117.6 million. This balance includes $84.3 million held outside of the U.S. If the cash outside of the U.S. is needed for operations in the U.S., we would be required to accrue and pay U.S. state taxes and may be required to pay withholding taxes to foreign jurisdictions to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate these funds for our U.S. operations. We believe that our current cash balance and cash flows from operations will satisfy working capital, financing activities, and capital expenditure requirements for the next twelve months and to meet our known long-term cash requirements.

As of September 30, 2026, we did not have any significant unrecognized tax benefits for uncertain tax positions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation and subject to the foregoing, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of that date.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Through September 30, 2026, our Board of Directors authorized an aggregate of $610.0 million to purchase common stock under our stock repurchase program. During the quarter ended September 30, 2026, we purchased the following shares of our common stock under the stock repurchase program.

				Maximum Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total Number of	Average Price	Purchased as Part of Publicly	Yet be Purchased
	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs
Period	(#)	($)	(#)	(In thousands)
July 1 - July 31	247,070	$9.48	247,070	$74,016
August 1 - August 31	345,205	$11.86	345,205	$69,922
September 1 - September 30	330,400	$11.92	330,400	$65,984
Total for the quarter	922,675		922,675

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Registration Statement on Form S-1A filed on November 5, 1996)

3.2	Certificate of Amendment of the Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Forrester Research, Inc. (see Exhibit 3.1 to Form 8-K filed on May 25, 2017)

3.4	Amended and Restated By-Laws of Forrester Research, Inc. (see Exhibit 3.4 to Annual Report on Form 10-K for the year ended December 31, 2022)

4.1	Specimen Certificate for shares of Common Stock, $.01 par value, of Forrester Research, Inc. (see Exhibit 4 to Registration Statement on Form S-1A filed on November 5, 1996)

10.1	Amended and Restated Executive Cash Incentive Plan

31.1	Certification of the Principal Executive Officer. (filed herewith)

31.2	Certification of the Principal Financial Officer. (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents. (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document). (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORRESTER RESEARCH, INC.

By:	/s/ L. CHRISTIAN FINN
L. Christian Finn
Chief Financial Officer (Principal financial officer)

Date: November 6, 2026